Form 10QSB
period 2003-03-31
MGCC INVESTMENT STRATEGIES INC
filed 2003-12-23
CIK 1162862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to___________.

Commission file number: 333-74914

MGCC INVESTMENT STRATEGIES, INC.
(Exact name of small business issuer in its charter)
NEVADA	88-0495105
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3172 N. Rainbow Blvd., # 409 Las Vegas, NV 89108
(Address of principal executive offices)
(702) 312-3072
(Issuer's Telephone Number )
N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the registrant has outstanding 1,170,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MGCC Investment Strategies, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

William A. Meyler, P.C.
One Arin Park, 1715 Highway 35
Middletown, NJ 07748

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2002	March 31, 2003
Current Assets:
Cash & Cash Equivalents	$0	$17,067
Accounts Receivable	0	0.00
	0	17,067
Deferred Registration Costs	$3,750
TOTAL ASSETS	$3,750	$17,067

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	23
Accounts payable	1,000
Due to a principal stockholder	$8,520	$15,506

TOTAL LIABILITIES	9,543	15,506

Stockholder's Equity:
Preferred stock authorized 10,000,000 shares; $0.001 par value
Common Stock, $.0001 par value, 40,000,000 shares
authorized, 1,170,000 shares issued & outstanding	100	117
Additional Contributed Capital	2,532	9,869
Retained Earnings	(8,425)	(8,425)
	(5,793)	1,561

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,750	$17,067

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Operations

Cumulative Inception June 8, 2001 to March 31, 2003
Revenues	$0

Operating Expenses:
Incorporation fees paid by principal stockholder	2,632
Consulting fee due to principal stockholder	5,000
Miscellaneous	793
8,425
.

Net Income (Loss)	($8,425)

Earnings (loss) per common share:	$(0.008)

Weighted average number of common shares outstanding	1,005,000

Note: The company had no operations for the three months ended March 31, 2003 and 2002

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Cash Flows

OPERATING ACTIVITIES:	For the Three Months Ended March 31, 2003	Cumulative Inception June 8, 2001 to March 31, 2003
Net Loss	$0	($8,425)
Common stock issued for incorporation fees	0	2,632
Changes in assets and liabilities
Due to principal stockholder	6,986	15,506
Net cash provided by operating activities	6,986	9,713

INVESTING ACTIVITIES
Deferred registration costs	(6,896)	(9.646)
Net cash used in investing activities	(6,896)	(9,646)

FINANCING ACTIVITIES:
Sale of 170,000 shares of common stock	17,000	17,000
Net cash provided by financing activities	17,000	17,000

NET CASH INCREASE (DECREASE) FOR THE PERIOD	17,090	17,067

BEGINNING CASH	(23)	0

ENDING CASH	$17,067	$17,067

SUPPLEMENTAL DISCLOSURE:
None

Note: The company had no operations or cash flow activities during the three months ended March 31, 2002
See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Three Months Ended March 31, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532		$2,632

Net loss for year ended December 31, 2001				$(7,696)	$(7,696)

Balances at January 1, 2002	1,000,000	100	2,532	(7,696)	(5,064)

Net loss for year ended December 31, 2002				(729)	(729)

Balances at January 1, 2003	1,000,000	100	2,532	(8,425)	(5,793)

Write off deferred registration costs			(9,646)		(9,646)

Issuance of 170,000 shares of common stock at $0.10 per share	170,000	17	16,983		17,000

Balance March 31, 2003	1,170,000	117	9,869	$(8,425)	1,561

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MGCC Investment Strategies, Inc. (the company), a development stage enterprise, was organized under the laws of Nevada on June 8, 2000.  The company intends to provide guidance to companies wishing to enter the public markets to raise capital, raise awareness of their business, and effect strategic mergers, acquisitions and other business combinations.  The company also plans to develop, assist, operate, and invest in internet and technology companies.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the company's registration statement on SEC Form SB2 which became effective on January 13, 2003.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE B - GOING CONCERN

The company was incorporated on June 8, 2000 and to date has had no operating activities.  The company completed a registration statement with the Securities and Exchange Commission on January 13, 2003 and to date has sold 170,000 shares at a unit price of $0.10, aggregating $17,000.  The company was anticipating a sale of 1,000,000 shares.  There is no assurance that the company will be able to sell the balance of the shares approved under the offering nor is there any assurance that that the proceeds realized will be sufficient to fund the operations of the company.

NOTE C - RELATED PARTY TRANSACTIONS

The principal stockholder of the company has paid certain costs and expenses on behalf of the company.  The company has reimbursed the principal stockholder by issuing, in the year 2001, 1,000,000 shares of its common stock.  During the year ended December 31, 2002, the principal stockholder has billed the company $5,000 in consulting fees.  Such fees are related directly to his efforts to organize the company, his efforts to coordinate the current registration statement and other general corporate issues and strategies to enable the company to be successful. Additionally, the principal stock holder has paid, on behalf of the company $10,506 of the Registration costs and other miscellaneous expenditures.

NOTE D - INCOME TAXES

The company has adopted Financial Accounting Standard Statement No. 109 (FASB No. 109).  Under this method, the company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards.  At March 31, 2003, these differences resulted in a deferred tax asset of approximately $1,263 respectively.  FASB No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Accordingly, the company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at March 31, 2003.

The company's net operating loss carry forwards amounted to approximately $8,425 at March 31, 2003.

NOTE E - STOCKHOLDER'S EQUITY

The company's registration statement on SEC Form SB2 became effective on January 13, 2003.  In connection therewith, the company sold 170,000 shares during the quarter ending March 31, 2003.  The shares were sold at an offering price of $0.10 per share aggregating $17,000 in proceeds to the company.

NOTE F - SUBSEQUENT EVENTS

In April 2003, the company sold an additional 20,000 shares for $2,000.  The shares were sold at an offering price of $0.10 per share.

In September 2003, the company sold an additional 70,000 shares for $7,000.  The shares were sold at an offering price of $0.10 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

Overview

MGCC Investment Strategies, Inc. is a development stage company incorporated on June 8, 2000. MGCC will provide corporate finance consulting and management advisory services to emerging companies.

MGCC intends to focus its efforts in four areas: Corporate Finance Consulting Services, Business Consulting Services, Broker Relations, and Public Relations. Details on these services that MGCC will offer are listed below.

Corporate Finance Consulting Services

MGCC will provide corporate finance consulting services to emerging companies in the areas of raising capital and corporate finance advisory. The Officers of MGCC, through their previous business endeavors have developed investor contacts and experience in locating and contacting potential sources of debt and equity capital, which is sought by emerging and developing companies in support of their growth and diversification plans. Furthermore the company has developed a database of investors including venture capital and other institutional investment funds and accredited investors.  This database has been developed by pooling the contacts of the principals of MGCC and active data mining of publicly available information.  MGCC has specific information regarding the investment preferences of the venture capital and other institutional investors in its database and will help its clients narrow investment searches to a workable list.  MGCC will provide its clients with access to this database, expertise in selecting target investors and advice regarding approaching and presenting to those investors.   Access to MGCC's database will comprise part of a corporate finance advisory contract and may be limited to a one time use or be provided to clients on an ongoing basis. MGCC's services will be limited to consulting. MGCC will receive a flat fee for the use of its database, depending on the amount of information requested, and hourly fees for advice that it provides to its clients. In some cases MGCC will sign contracts with its clients that will include a broad range of its services over a longer period of time and compensate MGCC through flat, monthly fees. MGCC will not base its fees on the amount of capital that its clients are seeking to raise. MGCC will not provide investment banking services such as cold calling or soliciting investors, assisting companies issue securities, assisting investors purchase securities, managing individual or institutional financial assets, trading securities, or providing financial advice. MGCC is in its organization and development stage and has not yet obtained any clients.

MGCC will provide clients with a broad range of consulting services to expedite the capital-raising process and optimize the outcome. MGCC intends to provide emerging and developing companies access to sources of capital through the use of its database of institutional and accredited investors.  MGCC will advise its clients on the best way to make initial contact with funding sources, on presentation materials and on structuring meetings between company management and potential funding sources.  MGCC intends to provide theses services only to private corporations and other private alternative business entities as opposed to reporting companies.  The range of services will include:

-Industry analysis and due diligence
-Assist in the preparation of investment summary and private placement memorandum
-Financial structure advice and assistance with projections
-Capital structure advice
-Advice in marketing to appropriate institutional, venture capital and angel investors
-Advice on terms from investors

MGCC will work with future clients to successfully complete a broad range of assignments. MGCC will provide clients with a series of critical services in transactions, including:

-Conducting a thorough due diligence review of the business, its products, markets, competitive position and growth opportunities
-Identifying and contacting on a confidential basis those parties with the greatest strategic motivation for pursuing the transaction
-Assistance and consultation on structuring transactions

Business Consulting Services

MGCC recognizes the challenges that face emerging companies. Its business consulting services focus on serving this market segment. MGCC will not provide investment advisory services. MGCC will consult to private businesses needing business strategy advice on companies and products that they wish to acquire. We do not intend to register as an investment advisor to perform this function, it would be our intention to refer clients to a registered investment advisor should their needs exceed the services which MGCC intends to provide. MGCC concentrates in advising client companies in the following areas:

-Operations Management
-Financial Analysis and Business Valuation

Operations Management refers to a wide range of services that help clients meet performance and profitability objectives. From the selection of executives and board members to process management, MGCC works closely with its clients to identify improvement opportunities and provide the guidance to execute on those opportunities. Specifically the Operations Management service encompass:

-Corporate Strategy -Organizational Planning
-Operations Strategy & Plan Development
-Policy Analysis & Design
-Business Plan Development & Market Analysis
-Post Merger Integration

Financial Analysis and Business Valuation are important tools that can help emerging companies gain a complete understanding of the financial implications of organizational decisions. When emerging companies are putting together a business plan, it is not advisable to make best guesses about the financial impact of decisions. MGCC is an objective expert providing a full range of economic and business valuation services, which include:

-Business valuation
-Business plan support
-Litigation support and dispute resolution

Broker Relations

Broker Relations are the key link to the investing public. MGCC will provide the brokerage community with detailed and current information about its clients' business activities and disclosure materials about its clients, which will allow the broker to decide whether or not to recommend client company shares. MGCC Investment Strategies, Inc. will use a variety of methods to reach the brokerage community. The process begins by seeking out, through cold calling, securities dealers across North America who seem to have interest in small and micro-capitalization companies and listing those so located in an extensive database. Building contacts and relationships with these brokers then follows it. MGCC has not contacted any of these securities dealers to date and intends to begin that effort subsequent to this offering. In addition to interpersonal communications, MGCC will develop advertising campaigns targeted to these brokerage contacts through select publications. By providing the brokerage community with complete disclosures, sufficient corporate data and consistent updates, MGCC will become a trusted source of valuable information.

Public Relations

Financial public relations services are generally rendered in connection with a client who has publicly traded securities. Included are advisory and consulting services to the client with respect to its relationship and interaction with the public financial community and existing and potential shareholders. MGCC provides continuing assistance and consultation to clients in executing the plan developed for maintaining a successful market for its securities. MGCC will outsource this service for the foreseeable future.

Fees

MGCC will charge its clients consulting fees based on the type and extent of services provided. When providing corporate finance consulting services, MGCC will receive a flat fee for the use of its database, depending on the amount of information requested, and hourly fees for advice that it provides to its clients. When providing business consulting services MGCC will charge hourly fees commensurate with industry standards for an executive level employee. When providing broker or public relations services MGCC will charge its clients hourly fees or a flat fee based on the extent and length of the service that is desired by the client.  In some cases MGCC will sign contracts with its clients that will include a broad range of its services over a a longer period of time and in these cases MGCC will charge its clients flat, monthly fees. Hourly or flat-rate based fees will not be based on the amount of capital that clients are seeking to raise and may be payable in the form of cash, stock and/or warrants to purchase stock in MGCC's client companies or a combination of the foregoing.

Marketing Strategy

Our target market consists of entrepreneurs and early-stage businesses with products or services that we perceive as having compelling features and providing benefits which will be well-received in the marketplace, with national or international sales potential. We have developed a multi-pronged marketing strategy that we believe will continue to generate interest from companies that meet our criteria.

We will employ the following marketing methods:

- We intend to attend conferences, seminars, and trade shows held by entrepreneurial associations, venture associations, and business angel groups. Whether it be in the role of exhibitor, speaker, or attendee, we expect that our company will use these gatherings as occasions to promote our company and the services and solutions we can offer entrepreneurs and their emerging businesses;

- We intend to launch a public relations campaign that will include press releases, print articles, interviews and other public appearances that we believe will generate local and national interest in our company's business model and services; and

- We intend to use the World Wide Web as a tool to promote our business and attract potential clients. We believe that entrepreneurs are increasingly using the web as a resource to aid them in building their businesses.  To this end, we intend to conduct e-mail campaigns and establish an extensive network of Internet hyperlinks to maximize our visibility to web-searching entrepreneurs. We have not yet secured a domain name or developed a plan for the creation of our website.

Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors.

Employees

As of March 31, 2003 we had one full time employee, Raymond R. Cottrell. As our founder and President, Mr. Cottrell currently provides his time as our only employee, paid on an irregular basis.

Management's Discussion and Analysis

Results of Operations from inception on June 8, 2000 to March 31, 2003

From June 8, 2000 to present, we have engaged in no significant operations other than organizational activities, preparation for and completion of registration of our securities and beginning our initial public offering.

Since inception, the Company has relied on loans from a principle stockholder to pay its early expenses. During the period, the Company received subscriptions for 170,000 shares of stock for proceeds of $17,000.

During the period since inception, the Company has had no revenues, and has incurred losses totaling $8,425 all of which was for administrative expenses, including consulting fees of $5,000 due to a principle stockholder.

Liquidity & Capital Reserves

During the period from June 8, 2000 to present we had a net increase in cash of  $17,067, of which $17,000 was proceeds from the sale of stock.  We incurred losses of  $8,425 from operations which resulted in an increase in the amount due a principle stockholder to $15,506.

The Company has had zero revenues to date. The Balance Sheet for the period ended March 31, 2003 reflects a current asset value of $17,067, which is all in cash, current liabilities of $15,506 and shareholder equity  $1,561.

Plan of Operations

During the fiscal year ending December 31, 2003, the Company plans to continue to raise capital through the sale of stock in accordance with its registration statement. The Company also plans to seek a trading symbol and market makers to allow its shares to be publicly traded.  The Company intends to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934.  In order to proceed with its plans for next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. This additional Capital is expected to be raised from the issuance of more stock in accordance with its registration statement.

Item 3. Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MGCC Investment Strategies, Inc.'s disclosure controls and procedures as of March 31, 2003, and they concluded that these controls and procedures are effective.

(2)Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period of this report.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None
(b)	Exhibits. None.

EXHIBIT INDEX

Number	Exhibit Description

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGCC Investment Strategies, Inc.
Registrant
Date: December 18, 2003	/s/ RAYMOND R. COTTRELL
Raymond, R. Cottrell, President, Chairman of the Board of Directors, Chief Executive Officer
Date: December 18, 2003	/s/ CHRISTOPHER R. COTTRELL
Christopher R. Cottrell, Chief Financial Officer