Form 10QSB
period 2003-06-30
MGCC INVESTMENT STRATEGIES INC
filed 2003-12-23
CIK 1162862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the registrant has outstanding 1,190,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MGCC Investment Strategies, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

William A. Meyler, P.C.
One Arin Park, 1715 Highway 35
Middletown, NJ 07748

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2002	June 30, 2003
Current Assets:
Cash & Cash Equivalents	$0	$16,467
Accounts Receivable	0	0.00
	0	16,467
Deferred Registration Costs	$3,750
TOTAL ASSETS	$3,750	$16,467

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	23
Accounts payable	1,000
Due to a principal stockholder	$8,520	$15,506

TOTAL LIABILITIES	9,543	15,506

Stockholder's Equity:
Preferred stock authorized 10,000,000 shares; $0.001 par value
Common Stock, 40,000,000 shares, $.0001 par value,
issued and outstanding 1,000,000 shares at December 31, 2002 and 1,190,000 at June 30, 2003	100	119
Additional Contributed Capital	2,532	11,867
Retained Earnings	(8,425)	(11,025)
	(5,793)	961

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,750	$16,467

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Operations

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	Cumulative Inception June 8, 2001 to June 30, 2003
Revenues

Operating Expenses:
Incorporation fees paid by principal stockholder			2,632
Consulting fee due to principal stockholder			5,000
Professional Fees	$2,600	$2,600	$2,600
Miscellaneous			793
Total Administrative Expenses	$2,600	$2,600	11,025
			.

Net Income (Loss)	$(2,600)	$(2,600)	($11,025)

Earnings (loss) per common share:	$(0.002)	$(0.002)	$(0.010)

Weighted average number of common shares outstanding	1,190,000	1,123,334	1,020,001

Note: The company had no operations for the three months ended June 30, 2003 and 2002

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Cash Flows

OPERATING ACTIVITIES:	For the Six Months Ended June 30, 2003	Cumulative Inception June 8, 2000 to June 30, 2003
Net Loss	$(2,600)	($11,025)
Common stock issued for incorporation fees	0	2,632
Changes in assets and liabilities
Due to principal stockholder	6,986	15,506
Net cash provided by operating activities	$4,386	7,113

INVESTING ACTIVITIES
Deferred registration costs	(6,896)	(9.646)
Net cash used in investing activities	(6,896)	(9,646)

FINANCING ACTIVITIES:
Sale of 170,000 shares of common stock	19,000	19,000
Net cash provided by financing activities	19,000	19,000

NET CASH INCREASE (DECREASE) FOR THE PERIOD	16,490	16,467

BEGINNING CASH	(23)	0

ENDING CASH	$16,467	$16,467

SUPPLEMENTAL DISCLOSURE:
None

Note: The company had no operations or cash flow activities during the three months ended June 30, 2003
See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Six Months Ended June 30, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532		$2,632

Net loss for year ended December 31, 2001				$(7,696)	$(7,696)

Balances at January 1, 2002	1,000,000	100	2,532	(7,696)	(5,064)

Net loss for year ended December 31, 2002				(729)	(729)

Balances at January 1, 2003	1,000,000	100	2,532	(8,425)	(5,793)

Write off deferred registration costs			(9,646)		(9,646)

Net Loss for the Six Months Ended June 30, 2003				(2,600)	(2,600)

Issuance of 190,000 shares of common stock at $0.10 per share	190,000	19	18,981		19,000

Balance June 30, 2003, unaudited	1,190,000	119	11,867	$(11,025)	961

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MCGG Investment Strategies, Inc. (the company), a development stage enterprise, was organized under the laws of Nevada on June 8, 2000.  The company intends to provide guidance to companies wishing to enter the public markets to raise capital, raise awareness of their business, and effect strategic mergers, acquisitions and other business combinations.  The company also plans to develop, assist, operate, and invest in internet and technology companies.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the six months ended June  30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the company's registration statement on SEC Form SB2 which became effective on January 13, 2003.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE B - GOING CONCERN

The company was incorporated on June 8, 2001 and to date has had no operating activities.  The company completed a registration statement with the Securities and Exchange Commission on January 13, 2003 and to date has sold 190,000 shares at a unit price of $0.10, aggregating $19,000.  The company was anticipating a sale of 1,000,000 shares.  There is no assurance that the company will be able to sell the balance of the shares approved under the offering nor is there any assurance that that the proceeds realized will be sufficient to fund the operations of the company.

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

NOTE D - INCOME TAXES

The company has adopted Financial Accounting Standard Statement No. 109 (FASB No. 109).  Under this method, the company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards.  At March 31, 2003, these differences resulted in a deferred tax asset of approximately $1,263 respectively.  FASB No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Accordingly, the company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at June 30, 2003.

The company's net operating loss carry forwards amounted to approximately $8,425 at June 30, 2003.

NOTE E - STOCKHOLDERS' EQUITY

The company's registration statement on SEC Form SB2 became effective on January 13, 2003.  In connection therewith, the company sold 190,000 shares during the six months ending June 30, 2003.  The shares were sold at an offering price of $0.10 per share aggregating $19,000 in proceeds to the company.

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

Employees

As of June 30, 2003 we had one full time employee, Raymond R. Cottrell. As our founder and President, Mr. Cottrell currently provides his time as our only employee, paid on an irregular basis.

Management's Discussion and Analysis

Results of Operations from April 1, 2003 to June 8, 2003

From June 8, 2001 to present, we have engaged in no significant operations other than organizational activities, preparation for and completion of registration of our securities and beginning our initial public offering.

During the period, the Company received subscriptions for 20,000 shares of stock for proceeds of $2,000. Since inception, the Company has received subscriptions for 190,000 shares for proceeds of $19,000.

During the period, the Company has had no revenues, and has incurred losses totaling $2,600 all of which was for administrative expenses, including legal expenses of $1,000 and audit fees of $1,600, bringing the cumulative losses since inception to $11,025.

Liquidity & Capital Reserves

During the period from June 8, 2001 to present we had a net increase in cash of  $19,067, of which $19,000 was proceeds from the sale of stock.  We incurred losses of  $8,425 from operations which resulted in an increase in the amount due a principle stockholder to $15,506.

The Company has had zero revenues to date. The Balance Sheet for the period ended June 30, 2003 reflects a current asset value of $16,467, which is all in cash, current liabilities of $15,506 and shareholder equity  $961.

Plan of Operations

During the fiscal year ending December 31, 2003, the Company plans to continue to raise capital through the sale of stock in accordance with its registration statement. The Company also plans to seek a trading symbol and market makers to allow its shares to be publicly traded.  The Company intends to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934.  In order to proceed with its plans for next year, it is anticipated that the Company will require additional capital to meet its cash needs. This additional Capital is expected to be raised from the issuance of more stock in accordance with its registration statement.

Item 3. Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MGCC Investment Strategies, Inc.'s disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective.

(2)Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2003.

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

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None
(b)	Exhibits. None..

EXHIBIT INDEX

Number	Exhibit Description

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