Form 10QSB
period 2003-09-30
MGCC INVESTMENT STRATEGIES INC
filed 2003-12-23
CIK 1162862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the registrant has outstanding 1,260,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to MGCC Investment Strategies, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

William A. Meyler, P.C.
One Arin Park, 1715 Highway 35
Middletown, NJ 07748

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2002	September 30, 2003
Current Assets:
Cash & Cash Equivalents	$0	$18,467
Accounts Receivable	0	0.00
	0	18.467
Deferred Registration Costs	$3,750
TOTAL ASSETS	$3,750	$18,467

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	23
Accounts payable	1,000
Due to a principal stockholder	$8,520	$10,506

TOTAL LIABILITIES	9,543	10,506

Stockholder's Equity:
Preferred stock authorized 10,000,000 shares; $0.001 par value
Common Stock, 40,000,000 shares, $.0001 par value,
issued and outstanding 1,000,000 shares at December 31, 2002 and 1,260,000 at September 30, 2003	100	126
Additional Contributed Capital	2,532	18,860
Retained Earnings	(8,425)	(11,025)
	(5,793)	7,961

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,750	$18,467

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Operations

Cumulative Inception June 8, 2001 to September 30, 2003
Revenues

Operating Expenses:
Incorporation fees paid by principal stockholder	2,632
Consulting fee due to principal stockholder	5,000
Professional Fees	$2,600
Miscellaneous	793
Total Administrative Expenses	11,025
.

Net Income (Loss)	($11,025)

Earnings (loss) per common share:	$(0.010)

Weighted average number of common shares outstanding	1,022,163

Note: The company had no operations for the three months ended September 30, 2003 and 2002

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Cash Flows

OPERATING ACTIVITIES:	For the Nine Months Ended September 30, 2003	Cumulative Inception June 8, 2000 to September 30, 2003
Net Loss	$(2,600)	($11,025)
Common stock issued for incorporation fees	0	2,632
Changes in assets and liabilities
Due to principal stockholder	1,986	10,056
Net cash provided by operating activities	(614)	2,113

INVESTING ACTIVITIES
Deferred registration costs	(6,896)	(9,646)
Net cash used in investing activities	(6,896)	(9,646)

FINANCING ACTIVITIES:
Sale of 260,000 shares of common stock	26,000	26,000
Net cash provided by financing activities	26,000	26,000

NET CASH INCREASE (DECREASE) FOR THE PERIOD	18,490	18,467

BEGINNING CASH	(23)	0

ENDING CASH	$18,467	$18,467

SUPPLEMENTAL DISCLOSURE:
None

Note: The company had no operations or cash flow activities during the three months ended September 30, 2003
See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Unaudited)
For the Nine Months Ended September 30, 2003

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532		$2,632

Net loss for year ended December 31, 2001				$(7,696)	$(7,696)

Balances at January 1, 2002	1,000,000	100	2,532	(7,696)	(5,064)

Net loss for year ended December 31, 2002				(729)	(729)

Balances at January 1, 2003	1,000,000	100	2,532	(8,425)	(5,793)

Write off deferred registration costs			(9,646)		(9,646)

Net Loss for the Nine Months Ended September 30, 2003				(2,600)	(2,600)

Issuance of 190,000 shares of common stock at $0.10 per share	190,000	19	11,981		19,000

Issuance of 70,000 shares of common stock at $0.10 per share	70,000.	7	6,993		7,000

Balance June 30, 2003, unaudited	1,260,000	126	11,860	$(11,025)	7,961

See accompanying notes and accountant's report.

MGCC Investment Strategies, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MCGG Investment Strategies, Inc. (the company), a development stage enterprise, was organized under the laws of Nevada on September 8, 2001.  The company intends to provide guidance to companies wishing to enter the public markets to raise capital, raise awareness of their business, and effect strategic mergers, acquisitions and other business combinations.  The company also plans to develop, assist, operate, and invest in internet and technology companies.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the nine months ended September  30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the company's registration statement on SEC Form SB2 which became effective on January 13, 2003.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE B - GOING CONCERN

The company was incorporated on September 8, 2001 and to date has had no operating activities.  The company completed a registration statement with the Securities and Exchange Commission on January 13, 2003 and to date has sold 260,000 shares at a unit price of $0.10, aggregating $26,000.  The company was anticipating a sale of 1,000,000 shares.  There is no assurance that the company will be able to sell the balance of the shares approved under the offering nor is there any assurance that that the proceeds realized will be sufficient to fund the operations of the company.

NOTE C - RELATED PARTY TRANSACTIONS

The principal stockholder of the company has paid certain costs and expenses on behalf of the company.  The company has reimbursed the principal stockholder by issuing, in the year 2001, 1,000,000 shares of its common stock.  During the year ended December 31, 2002, the principal stockholder has billed the company $5,000 in consulting fees (which were paid during the quarter ending September 30, 2003).  Such fees are related directly to his efforts to organize the company, his efforts to coordinate the current registration statement and other general corporate issues and strategies to enable the company to be successful. Additionally, the principal stock holder has paid, on behalf of the company $10,506 of the Registration and other costs.

.

NOTE D - INCOME TAXES

The company has adopted Financial Accounting Standard Statement No. 109 (FASB No. 109).  Under this method, the company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards.  At September 30, 2003, these differences resulted in a deferred tax asset of approximately $1,654 respectively.  FASB No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Accordingly, the company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at September 30, 2003.

The company's net operating loss carry forwards amounted to approximately $11,025 at September 30, 2003.

NOTE E - STOCKHOLDERS' EQUITY

The company's registration statement on SEC Form SB2 became effective on January 13, 2003.  In connection therewith, the company sold 260,000 shares during the nine months ending September 30, 2003.  The shares were sold at an offering price of $0.10 per share aggregating $26,000 in proceeds to the company.

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

Management's Discussion and Analysis

Results of Operations from July 1, 2003 to September 30, 2003

From June 8, 2001 to present, we have engaged in no significant operations other than organizational activities, preparation for and completion of registration of our securities and beginning our initial public offering.

During the period, the Company received subscriptions for 70,000 shares of stock for proceeds of $7,000, bringing the total subscriptions since inception to 260,000 shares for proceeds of $260,000.

During the period, the Company has had no revenues. The cumulative losses since inception total $11,025.

Liquidity & Capital Reserves

During the period from June 8, 2001 to present we had a net increase in cash of  $26,067, of which $26,000 was proceeds from the sale of stock.  We incurred total losses to date of $11,025.

During the period July 1, 2003 to September 30, 2003, we received $7,000 in additional cash form the sale of additional stock. We used cash to reduce indebtedness to a principle stockholder by $5,000, resulting in the amount owing to the stockholder being reduced to  $10,506.

The Company has had zero revenues to date. The Balance Sheet for the period ended June 30, 2003 reflects a current asset value of $18,467, which is all in cash, current liabilities of $10,506 and shareholder equity of $7,961.

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

Item 3. Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MGCC Investment Strategies, Inc.'s disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective.

(2)Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to September 30, 2003.

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