Form 10KSB
period 2003-12-31
MGCC INVESTMENT STRATEGIES INC
filed 2004-03-09
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 333-74914

MGCC INVESTMENT STRATEGIES, INC.
(Name of small business issuer in its charter)

NEVADA	8748	88-0495105
(State of jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Raymond R. Cottrell, President
3172 N. Rainbow Blvd., # 409
Las Vegas, NV 89108
Tel: (702) 312-3072
Fax: (250) 861-5079

Securities registered under Section 12(g) of the Exchange Act:

1,000,000 common shares

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:

$0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,337,000 common shares outstanding

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

MGCC Investment Strategies, Inc. ("MGCC" is a development stage company incorporated on June 8, 2000. MGCC will provide corporate finance consulting and management advisory services to emerging companies.

MGCC intends to focus its efforts in four areas: Corporate Finance Consulting Services, Business Consulting Services, Broker Relations, and Public Relations. Details on these services that MGCC will offer are listed below.

CORPORATE FINANCE CONSULTING SERVICES

MGCC will provide corporate finance consulting services to emerging companies in the areas of raising capital and corporate finance advisory. The Officers of MGCC, through their previous business endeavors have developed investor contacts and experience in locating and contacting potential sources of debt and equity capital, which is sought by emerging and developing companies in support of their growth and diversification plans. Furthermore MGCC has developed a database of investors including venture capital and other institutional investment funds and accredited investors.  This database has been developed by pooling the contacts of the principals of MGCC and active data mining of publicly available information.  MGCC has specific information regarding the investment preferences of the venture capital and other institutional investors in its database and will help its clients narrow investment searches to a workable list.  MGCC will provide its clients with access to this database, expertise in selecting target investors and advice regarding approaching and presenting to those investors.   Access to MGCC's database will comprise part of a corporate finance advisory contract and may be limited to a one time use or be provided to clients on an ongoing basis. MGCC's services will be limited to consulting. MGCC will receive a flat fee for the use of its database, depending on the amount of information requested, and hourly fees for advice that it provides to its clients. In some cases MGCC will sign contracts with its clients that will include a broad range of its services over a longer period of time and compensate MGCC through flat, monthly fees. MGCC will not base its fees on the amount of capital that its clients are seeking to raise. MGCC will not provide investment banking services such as cold calling or soliciting investors, assisting companies issue securities, assisting investors purchase securities, managing individual or institutional financial assets, trading securities, or providing financial advice. MGCC is in its organization and development stage and has not yet obtained any clients.

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

COMPETITION

We compete in a rapidly changing marketplace that is intensely competitive, and our ability to compete effectively depends on many factors. Because our business model blends corporate finance and management consulting, marketing, and finance, we will have potential competition in each of these areas, and there is no assurance that we will be successful in achieving our competitive goals. As a corporate finance and business consultant, MGCC faces considerable competition from a broad array of consultants, business consultants, management consultants, attorneys, and accountants. There are many small "boutique", management and marketing consultants from which we will  face intense competition. As marketing or broker and public relations consultants, we face competition from advertising agencies, public relations firms, and regional and local marketing firms.

Many of our existing competitors, as well as a number of potential new competitors have extensive operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than our company. This may allow them to devote greater resources to the development and promotion of their services than MGCC can bring to bear with respect to its business.  Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers, and potential strategic partners.

New market entrants also pose a competitive threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the market in which we operate or from providing services and solutions similar to ours. Our competitors may develop or offer services or solutions that are superior to ours at a lower price.

GOVERNMENT REGULATION

Government approval is not necessary for MGCC Investment Strategies, Inc.'s business, and government regulations have no effect or a negligible effect on their respective businesses.

EMPLOYEES

MGCC currently has 2 employees consisting of the Officers who serve on a part time basis as needed. MGCC's President Raymond R. Cottrell will serve MGCC on a full time basis, subsequent to this offering. Until MGCC develops business opportunities, each of other Officers has agreed to contribute up to twenty hours per week on an "as required" basis and move to full time positions as soon as those positions can be afforded by MGCC. MGCC will hire outside independent contractors to provide technical expertise where current employees do not possess certain required skills. There are currently no employment agreements in place with any employee of MGCC.

ITEM 2. DESCRIPTION OF PROPERTY

MGCC has no assets at this time. It currently shares office space in a leased premises in Las Vegas, NV with McKinley Greenfield Capital Inc., a company with common directors. McKinley Greenfield has a sublease for which it makes monthly payments for rent and reception services. The space available to MGCC Investment Strategies, Inc. is limited and currently provided at no cost. The space is limited, and as MGCC requires more employees devoting substantial time to MGCC's efforts, additional or separate designated office facilities will be required.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, February 10th,2004 MGCC held a special meeting of shareholders.  The purpose of the meeting was to approve an offering of the common shares of MGCC to raise capital for MGCC through a private placement.  The Board also sought approval to increase the total authorized common shares of MGCC from 40,000,000 shares to 90,000,000 shares.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our Common Stock.

Number of Shareholders at December 31, 2003 - 39

There are currently no outstanding options, warrants or other securities convertible into our common equity.

As of February 28, 2004, a total of 1,337,000 shares of our common stock are outstanding, and as of February 28, 2004, all 1,337,000 shares are available for resale to the public. Such shares are comprised of 1,000,000 shares of our common stock acquired by Raymond R. Cottrell from us on July 6, 2000, and the 337,000 shares of common stock sold to investors during 2003, in accordance with our SB2 Registration Statement that became effective January 13, 2003.

DIVIDENDS

We currently intend to retain future earnings, if any, to support our growth. Any payment of cash dividends in the future will be dependant upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this filing.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

During the past year, our operations have been devoted primarily to raising capital for future operations and administrative functions. We have not spent any money on research and development.

Development stage expenses during the twelve months ended December 31, 2002 and December 31, 2003 were $729 and $32,241 respectively. The expenses incurred were primarily due to professional fees of $21,543 and fees of $10,000 paid to our principle stockholder for providing all administrative services and facilities. As of January 1, 2004 we had a cash balance of $18,490.

PLAN OF OPERATION

During the twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations.

1. Complete a significant private placement. We have negotiated a private placement that will allow MGCC to realize new business opportunities. In order to facilitate the private placement, the Board of Directors approved an increase in MGCC's authorized shares of common stock from 40,000,000 shares to 90,000,000 shares.

2.  Seek new business opportunities that are expected to be introduced to MGCC by the new shareholders

3. Seek a listing for quotation of our shares on the NASD OTC Bulletin Board.

4. Identify additional funding options to raise capital for MGCC. We intend to seek funding options such as private or public equity or convertible debt financing. However, no such funding has yet been identified other than the private placement reported above.

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk" section of this report. The reader should carefully review these risks.

Because of the uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital.

PERIOD FROM JUNE 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003.

Our cumulative net losses since inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to ($40,666), primarily consisting of professional fees, and management fees for provision of administration services and facilities. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

TWELVE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

Development stage income during the twelve months ended December 31, 2003 was $0 as compared to $0 foR the twelve months ended December 31, 2002.Expenses for the twelve months ended December 31, 2003 were $32,241, primarily consisting of accounting and legal fees, which were related to our annual and quarterly regulatory filings, and administrative expenses. Expenses for the twelve months ended December 31, 2002 were $729.

LIQUIDITY AND CAPITAL RESOURCES

The only cash requirements we presently foresee are for professional fees and administrative expenses. Our present cash on hand together with the anticipated private placement should satisfy our cash requirements for at least the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

AUDITED FINANCIAL STATEMENT

MGCC INVESTMENT STRATEGIES, INC.

DECEMBER 31, 2003 AND 2002

CONTENTS

Independent Auditor's Report

Balance Sheets

Statement of Operations

Statement of Stockholders' Equity

Statement of Cash Flows

Notes to Financial Statements

Meyler & Company, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

Report of Independent Auditor's

Board of Directors
MGCC Investment Strategies, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of MGCC Investment Strategies, Inc. (a Nevada corporation in the development stage) as of December 31, 2003 and 2002 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly in all material respects the financial position of MGCC Investment Strategies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B of the financial statement, the Company to date has had no operating activities. Management's plans, in regard to subsequent operating activities, are also described in Note B.

Middletown, NJ
February 19, 2004

/s/ Meyler & Company, LLC

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
	December 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ 18,490
Total Current Assets	18,490

OTHER ASSETS
Deferred registration costs		$ 3,750

	$ 18,490	$ 3,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	2003	2002
Bank overdraft		$ 23
Accounts payable	$19,443	1,000
Due to principal stcokholder	25,727	8,250

Total Current Liabilities	45,170	9,543

STOCKHOLDER'S EQUITY
Preferred stock, authorized 10,000,000 shares;$0.001 per value
Common stock, authorized 40,000,000 Shares; $0.0001 par value; issued and outstanding 1,337,000 and 1,000,000 shares at December 31, 2003 and 2000	134	100
Additional contributed capital	21,552	2,532
Stock subscription receivable	(7,700)	-
Deficit accumulated during development stage	(40,666)	(8,425)

Stockholder Equity Deficit	18,490	3,750

	$ 18,490	$ 3,750

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
	For the year ended December 31		Cumulative Inception June 8, 2000 to December 31
ADMINISTRATIVE EXPENSES	2003	2002	2003
Incorporation fees paid by principal stockholder			$ 2,632
Professional fees	$ 21,543		21,543
Consulting fees due to principal stockholder	10,000		15,000
Miscellaneous	698	$ 729	1,491

Total Administrative Expenses	32,241	729	40,666

NET LOSS FOR THE PERIOD	$(32,241)	$(729)	$(40,666)

NET LOSS PER SHARE OF COMMON STOCK	$(0.03)	$(0.0007)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,172,250	1,000,000	1,048,070

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532			$2,632
Net loss for year ended December 31, 2001				$(7,696)		$(7,696)
Balance as of December 31, 2001	1,000,000	100	2,532	(7,696)		(5,064)

Net loss for year ended December 31, 2002				(729)		(729)
Balance as of December 31, 2002	1,000,000	100	2,532	(8,425)		(5,793)

Cost of registering securities			(14,646)			(14,646)
Issuance of 337,000 shares of common stock @ $0.10 per share	337,000	34	33,666			33,700
Subscription receivable					$(7,700)	(7,700)
Net loss for the year ended December 31, 2003				(32,241)		(32,241)
Balance as of December 31, 2003	1,337,000	$134	$21,552	$(40,666)	$(7,700)	$(26,680)

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
	For the year ended December 31		Cumulative Inception June 8, 2000 to December 31
ADMINISTRATIVE EXPENSES	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(32,241)	$(729)	$(40,666)
Common stock issued for incorporation fees			2,632
Changes in assets and liabilities
Accounts payable	18,443		19,443
Due to principal stockholder	17,207	1,615	25,727

Net cash provided by operating activities	3,409	886	7,136

CASH FLOWS FROM INVESTING ACTIVITIES

Deferred registration costs	3,750	(1,000)
Registration costs	(14,646)		(14,646)
Sale of common stock	26,000		26,000

Net cash (provided by) used in investing activities	15,104	(1,000)	11,354

Net increase (decrease) in cash	18,153	(114)	18,490

CASH AT BEGINNING OF PERIOD	(23)	91

CASH (OVERDRAFT) AT END OF PERIOD	$18,490	$(23)	$18,490

SUPPLEMENTAL CASH FLOW INFORMATION
Non-Cash Activities
Issuance of 1,000,000 shares of common stock to principal stockholder of Company			$2,632

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2003 AND 2002

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

NET LOSS PER COMMON SHARE

The Company computes per share amounts in accordance with Statement of Financial Accounting standards "SFAS" No. 128, "Earnings per Share". SFAS per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

NOTE B - GOING CONCERN

The Company was incorporated on June 8, 2000 and to date has had no operating activities and no significant capital contributions. During the year, he Company sold 337,000 shares of its common stock receiving proceeds of $33,700 which includes a stock subscription receivable of $7,700. The Company is seeking to raise additional working capital through sales of its common stock in order to commence operations or merge with another private company which has profitable operations. There can be no assurance that the Company can continue to raise working capital through the sale of its common stock or that it will be successful in negotiating a merger with a private operational company.

NOTE C - RELATED PARTY TRANSACTIONS

The principal stockholder of the Company has paid certain costs and expenses on behalf of the Company. The Company has reimbursed the principal stockholder for his initial expense by issuing, in the year 2001, 1,000,000 shares of its common stock. During the years ended December 31, 2001, 2002 and 2003, the principal stockholder has billed the Company $5,000 in consulting fees for each year. Such fees are related directly to his efforts to organize the Company

MGCC INVESTMENT STRATEGIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 2003 AND 2002

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

and manage general corporate affairs to enable the Company to be successful. Additionally, the principal stock holder has paid, on behalf of the Company, $15,727 of professional fees and other miscellaneous expenditures. In 2003, the Company paid the principal stockholder $5,000 for the 2001 consulting fee.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Standard Statement No. 109 (FASB No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2003 and 2002, these differences resulted in a deferred tax asset of approximately $7,876 and $1,263 respectively. FASB No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Accordingly, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2003 and 2002.

The Company's net operating loss carry forwards amounted to approximately $40,666 at December 31, 2003 expiring between 2015 and 2018.

NOTE E - STOCKHOLDERS' EQUITY

During the year ended December 31, 2003, the Company sold 337,000 shares of its common stock (including 77,000 shares as a stock subscription) under a registration statement with the Securities and Exchange commission which became effective January 2003. The stock was sold at a price of $0.10 per share. Total proceeds received in 2003 aggregated $33,700, of which $26,000 was deposited in 2003 and $7,700 was deposited in 2004.

NOTE F - SUBSEQUENT EVENTS

On February 10, 2004, the Board of Directors approved an increase in its authorized shares of common stock from 40,000,000 shares to 90,000,000 shares. The increased authorization will facilitate a proposed private placement of the Company's common stock to raise new capital which will be contributed to the Company allowing it to realize new business opportunities.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

CHANGES IN INTERNAL CONTROLS

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Raymond R. Cottrell	64	Director, CEO & President
Christopher R. Cottrell	34	CFO & Vice President

DIRECTORS AND OFFICERS

Raymond R. Cottrell, has served MGCC as Director, CEO & President since its inception on June 8, 2000, and has been active in the area of early-stage business development since 1976. Prior to 1987 he was a partner in Noramco Capital Corp., a privately owned investment-banking firm in Vancouver. During his time at Noramco, more than $500,000,000 was raised for client companies, and the assets of the firm grew to $50,000,000. In 1987, Mr. Cottrell formed Grey Point Capital and served a small number of clients until 1992, when he assisted in the formation of Biocoll Medical Corp., a public company, engaged in the development of products for the regeneration of bone and tissue in humans. From 1993 to 1998, he served as an Officer and Director of the firm, which changed its name to GenSci Regeneration Sciences, Inc., along the way. In excess of $50,000,000 was raised for GenSci during that period. In 1998, he stepped down from the positions to continue his career in investment banking but agreed to remain as a consultant to GenSci. Since 1976, Mr. Cottrell has accumulated an extensive amount of general business and public company experience. Raymond has held the following directorships in public companies. Golden Knight Resources (1982 to April 20, 1999), Nicholas Financial (NASDAQ:NICK 1991 to February 10, 1999), GenSci Regeneration Sciences (TOR:GNS.TO 1992 to September 25, 1997), Consolidated Builders Supply (OTCBB:CBSC 1998 to March 15, 1999). Raymond is the father of Christopher R. Cottrell, MGCC's Vice President and CFO.

Christopher R. Cottrell, CFA, has served MGCC as Vice President & CFO since its inception on June 8, 2000, and has been in the finance industry since 1993. He worked in various capacities in corporate finance for CIBC, a major banking institution, until 1996. He then joined GE Capital Services (a wholly owned subsidiary of the General Electric Corporation) in Commercial Equipment Finance. While at GE Capital from 1996 through 1998. Mr. Cottrell was an Account Manager at GE Capital Services where he developed a regional manufacturing equipment finance market and successfully completed $17,000,000 in financing for a number client companies. In 1998 he made the decision to join in the formation of McKinley Greenfield Capital Corp. Mr. Cottrell has held the position of Vice president of McKinley Greenfield since 1998 and from January 2001 to September 2001 he also held the position of CFO of VOD Network Solutions Inc. a private company in the new media industry. McKinkley Greenfield is a boutique merchant bank which invests in and incubates emerging companies. Mr. Cottrell graduated with a Bachelor of Commerce in finance from the University of British Columbia in 1992. In 1998 he was awarded the Chartered Financial Analysts (CFA) designation and is a current member of the Association Management and Research (AIMR). Christopher is the son of Raymond R. Cottrell, MGCC's President and CEO.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

BOARD OF DIRECTORS

The board of directors consists of one director.

BOARD COMMITTEES

The Board of Directors has established no committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires MGCC's executive officers and directors, and persons who beneficially own more than ten percent of MGCC's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish MGCC with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to MGCC, MGCC believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met or will be met within the first quarter of fiscal year 2004.

CODE OF ETHICS

MGCC Investment Strategies, Inc.
Code of Ethics
Formally Adopted December 31, 2003

MGCC Investment Strategies, Inc. (the Company) is formally establishing, although it believes it has complied with the tenants of such a document during its existence, a Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, which is designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission, and in other public communications made by the Company;

  Compliance with applicable government laws, rules and regulations;

  The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

  Accountability for adherence to the Code.

The Code of Ethics promulgated by Sarbanes-Oxley, expects the highest standard of ethical conduct and fair dealing of its Senior Financial Officers (SFO), defined as the Chief Executive Officer and Chief Financial Officer.  While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, the Company expects its Controller, other officers, directors and employees will also review this Code and abide by its provisions.  The Company's reputation is a valuable asset and as such must continually be guarded by all associated with the Company so as to earn the trust, confidence and respect of our suppliers, customers and shareholders.

The Company's SFO are committed to conducting business in accordance with the highest ethical standards.  The SFO must comply with all applicable laws, rules and regulations.  Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

CONFLICTS OF INTEREST

The SFO must act in the best interests of the Company, and should avoid any situation that presents an actual, potential or apparent conflict between their personal interests and the interests of the Company.

The SFO have a conflict when their personal interests, relationships or activities, or those of a member of their immediate family, interfere or conflict, or even appear to interfere or conflict, with the company's interests.  A conflict of interest prevents one from acting objectively with the Company's best interests in mind, or prevents one from exercising sound, ethical business judgement.

PUBLIC COMMUNICATIONS

The Company is committed to providing Company information to the public in a manner that complies with all applicable legal and regulatory requirements and that promotes investor confidence by facilitating fair, orderly and efficient behavior.  The Company's reports and documents filed with the Securities and Exchange Commission, as well as any other public communications, must be complete, fair, accurate and timely.  The SFO must do everything in their power to comply with these standards.

GIFTS

The SFO may not give or receive kickbacks, rebates, gifts, services or any other benefits, other than gifts of nominal value (amounts would be considered in excess of nominal value if they create the appearance of impropriety, or actually influence the Company to give preferential, versus arms-length, treatment to the provider) from a supplier, competitor, government official, customer or any other person the Company does, or expects to do business with.

CONFIDENTIAL INFORMATION

SFO, officers, directors and employees are to respect the confidentiality of Company, employee, supplier, customer, competitor and any other persons or entities' information that is not a matter of public record.   Confidential information must not be used for personal gain.

COMPLIANCE WITH THIS CODE

SFO are expected to fully comply with this Code.  This Code will be strictly enforced and any violations will be dealt with immediately, and depending on the severity of noncompliance, could lead to disciplinary action including termination.  Furthermore, violations involving unlawful behavior will be reported to appropriate outside authorities.  If anyone is unclear as to the possibility of a violation of this Code, he should seek the opinion of the Company's Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

If SFO, officers, directors and employees have knowledge, or are suspicious of any non-compliance with this Code, or are concerned that circumstances could lead to a violation of this Code, they should discuss this with their immediate supervisor, the Company's Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

The Company will not allow any retaliation against an employee, officer, or director who acts in good faith in reporting any actual or suspected violation.  Open communication of issues and concerns without fear of retribution or retaliation is vital to the success of this Code.

ADHERENCE TO THE CODE

The CEO and CFO will have primary authority and responsibility for the enforcement of this Code, subject to the supervision of the Audit Committee of the Board of Directors, and shall promptly notify the Audit Committee of any violation of this Code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during fiscal years 2003, 2002 and 2001 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LITP Payouts ($)	All Other Compensation ($)
Raymond Cottrell President & Director	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-
Christopher Cottrell CFO	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-

MGCC has no employment agreements with any of its executive officers.

MGCC has not granted any stock options or made any Long-Term Incentive Plan ("LITP") awards during fiscal years 2001, 2002 and 2003. No Executive Officer held options during the 2002 or 2003 fiscal year. There were no shares of common stock underlying unexercised stock options at the 2002 and 2003 fiscal year ends.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 31, 2003 the record and beneficial ownership of Common Stock held by (i) each person who is known to MGCC to be the beneficial owner of more than 5% of the Common Stock of MGCC; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of MGCC as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of MGCC beneficially owned by each such person as of December 31, 2003 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Title of Class	Name and Address	Nature of Ownership	Amount of Ownership	Percent of Ownership
Common Stock ($0.0001 par value)	Raymond R. Cottrell Director and President 3172 N. Rainbow Bvld, #409 Las Vegas, NV 89108	Beneficial(1)	1,000,000	100%

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MGCC Investment Strategies, Inc. has not entered into any employment agreements with any of its employees, and employment arrangements are all subject to the discretion of its board of directors.

MGCC Investment Strategies, Inc. was incorporated on June 8, 2000. On June 10th, Raymond R. Cottrell was issued a total of 1,000,000 shares of Common Stock with value of $0.002632 under a convertible debenture that was issued by MGCC to reimburse him for his expenses and efforts in organizing MGCC. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Cottrell may be deemed to be a promoter of MGCC. No other persons are known to Management that would be deemed to be promoters.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

none

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For MGCC's fiscal year ended December 31, 2003, we have been billed approximately $4,350.00 for professional services rendered for the audit of our financial statements. We also have been billed approximately $1500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

TAX FEES

For MGCC's fiscal years ended December 31, 2000, 2001, 2002 and 2003 we were billed approximately $750.00, for professional services rendered for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

MGCC also incurred other fees related to due diligence services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION
1.1, 1.2	Section 302 of the Sarbanes-Oxley Act of 2002
2.1, 2.2	Section 906 of the Sarbanes-Oxley Act of 2002
3.1	Consent of Independent Auditor

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MGCC INVESTMENT STRATEGIES, INC.

Dated: February 28, 2004
By /s/ Raymond R. Cottrell
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of MGCC and in the capacities and on the dates indicated.

Dated: February 28, 2004
By /s/ Raymond R. Cottrell
Raymond R. Cottrell, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 28, 2004
/s/ Christopher R. Cottrell
Chief Financial Officer

Exhibit 1.1

MGCC Investment Strategies, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MGCC Investment Strategies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,  Raymond R. Cottrell, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  I have reviewed the report;
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of  the circumstances under which such statements were made, not misleading;
  Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;
  I and the other certifying officer of the Company:

a)     are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b)     have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c)     have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d)     have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

  I and the other certifying officer have disclosed to the Company's auditors and to the Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

  I and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 By: /s/  Raymond R. Cottrell
 Raymond R. Cottrell, Chief Executive Officer, February 28, 2004

Exhibit 1.2

MGCC Investment Strategies, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MGCC Investment Strategies, Inc. , Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher R. Cottrell, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  I have reviewed the report;
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of  the circumstances under which such statements were made, not misleading;
  Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;
  I and the other certifying officer of the Company:

a)     are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b)     have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c)     have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d)     have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

  I and the other certifying officer have disclosed to the Company's auditors and to the Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls   regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

  I and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christopher R. Cottrell
Christopher R. Cottrell, Chief Financial Officer, February 28, 2004

Exhibit 2.1

MGCC Investment Strategies, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the MGCC Investment Strategies, Inc.  (the "Company") Quarterly Report on Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

By: /s/  Raymond R. Cottrell
Raymond R. Cottrell, Chief Executive Officer, February 28, 2004

Exhibit 2.2

MGCC Investment Strategies, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the MGCC Investment Strategies, Inc.  (the "Company") Quarterly Report on Form 10-KSB for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher R. Cottrell, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

/s/ Christopher R. Cottrell
Christopher R. Cottrell, Chief Financial Officer, February 28, 2004