Form 10QSB
period 2004-03-31
MGCC INVESTMENT STRATEGIES INC
filed 2004-05-17
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 333-74914

MGCC INVESTMENT STRATEGIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0495105
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7918 Jones Branch Drive, Suite 600, McLean, Virginia 22102
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code (703) 918-4926

3105 North Rainbow Boulevard, Las Vegas, Nevada 89108
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of May 17, 2004, was 21,337,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

MGCC INVESTMENT STRATEGIES INC.

Forward Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof.  For a discussion of such risks and uncertainties, including risks relating to our ability to consummate business transactions with prospective clients and customers, dependence on key members of management of MGCC Investment Strategies Inc. (the “Company”), the difficulty inherent in operating an early stage company in a rapidly evolving market, acquisitions and affiliations, the market for our prospective products and services, the impact of competitive products, costs of raw materials and of product research and development, general economic and industry conditions, government regulation and other factors, readers are urged to carefully review and consider various disclosures made by the Company which attempt to advise interested parties of the factors which affect our business.  Unless the context otherwise requires, the terms “we,” “us” and “our,” when used in this periodic report, refer to MGCC Investment Strategies Inc.

PART I       FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES INC.

(A Development Stage Enterprise)

BALANCE SHEET

March 31, 2004
ASSETS

CURRENT ASSETS
Cash	$99,971

Total Current Assets	$99,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares; $0.0001 par value
Common stock, authorized 90,000,000 shares; $0.0001 par value; issued and outstanding 21,337,000 shares at March 31, 2004	$2,134
Additional contributed capital	138,832
Deficit accumulated during the development stage	(40,995)

Stockholders' Equity Deficit	99,971
$99,971

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004	Cumulative Inception June 8, 2000 to March 31, 2004
ADMINISTRATIVE EXPENSES

Incorporation fees		$2,632
Consulting fees		15,000
Professional fees		21,543
Miscellaneous	$329	1,820

Total Administrative Expenses	329	40,995

NET LOSS FOR THE PERIOD	$(329)	$(40,995)

NET LOSS PER SHARE OF COMMON STOCK	$—	$(.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,558,000	1,472,630

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Contributed Capital	Accumulated Deficit	Subscription Receivable	Total
	Common Stock
	Number	Amount
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532			$2,632

Net loss for year ended December 31, 2001				$(7,696)		(7,696)
Balance December 31, 2001	1,000,000	100	2,532	(7,696)		(5,064)

Net loss for year ended December 31, 2002				(729)		(729)

Balance December 31, 2002	1,000,000	100	2,532	(8,425)		(5,793)

Cost of registering securities			(14,646)			(14,646)
Issuance of 337,000 shares of common stock @ $0.10 per share	337,000	34	33,666			33,700
Subscription receivable					$(7,700)	(7,700)
Net loss for the year ended December 31, 2003				(32,241)		(32,241)

Balance December 31, 2003	1,337,000	134	21,552	(40,666)	(7,700)	(26,680)

Stockholder loan forgiveness			19,280			19,280
Receipt of subscription receivable					7,700	7,700
Issuance of 20,000,000 shares at $0.005 per share	20,000,000	2,000	98,000			100,000
Net loss for the three months ended March 31, 2004				(329)		(329)

Balance March 31, 2004	21,337,000	$2,134	$138,832	$(40,995)	—	$99,971

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2004	Cumulative Inception June 8, 2000 to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(329)	$(40,995)
Common stock issued for incorporation fees		2,632
Changes in assets and liabilities
Due to principal stockholder	(6,447)
Decrease in accounts payable	(19,443)	19,280

Net cash used in operating activities	(26,219)	(19,083)

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred registration costs		(14,646)
Sale of common stock	100,000	126,000
Stock subscription receivable	7,700	7,700

Net cash provided by financing activities	107,700	119,054

Net increase in cash	81,481	99,971

CASH AT BEGINNING OF PERIOD	18,490

CASH AT END OF PERIOD	$99,971	$99,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Stockholder loan forgiveness	$19,280	$19,280
Issuance of 1,000,000 shares of common stock to organizing stockholder		$2,632

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual report on the Form 10-KSB for the year ended December 31, 2003.

NOTE B -  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the former majority stockholder was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities as of December 31, 2003.

NOTE C -  STOCKHOLDERS’ EQUITY

On February 10, 2004, the stockholders of the Company approved an increase in its authorized shares of common stock, par value $0.0001 per share (“Common Stock”), from 40,000,000 shares to 90,000,000 shares.

On March 16, 2004, a change in the control of the Company occurred.  On this date, the Company, Raymond R. Cottrell and MyTop International Inc., a Virginia corporation (“MyTop”), consummated the purchase and sale of 20,500,000 shares of the Company’s Common Stock.  At the closing, MyTop purchased 500,000 shares of Common Stock from Mr. Cottrell and directly purchased from the Company 20,000,000 shares of Common Stock for an aggregate purchase price of $271,000.  Of this amount, $2,500 was paid to Mr. Cottrell as consideration for the sale of 500,000 shares of Common Stock by him, and a consulting fee of $168,500 was paid to McKinley Greenfield Capital, Inc., a Nevada company controlled by Mr. Cottrell, as a fee for structuring the transactions and taking certain actions in order to assist the Company in having its securities quoted on the Over-The-Counter Bulletin Board.  The remaining $100,000 was consideration for the 20,000,000 shares purchased from the

Company by MyTop and is expected to be utilized by the Company for working capital purposes.

As of March 31, 2004, as part of the sale of shares of the Company’s Common Stock as described above, the former majority stockholder agreed to forgive the net outstanding indebtedness due him from the Company.  This debt forgiveness totaled $19,280 in the aggregate.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB and the consolidated financial statements and related notes included in our annual report on Form 10-KSB for the year ended December 31, 2003.

A.                                   Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000. It has not had any operations since its formation.  In the three months ended March 31, 2004, we completed a change in control transaction on March 16, 2004.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

On March 16, 2004, pursuant to the Stock Purchase and Subscription Agreement by and among MGCC Investment Strategies Inc. (“MGCC”), Raymond R. Cottrell, McKinley Greenfield Capital, Inc. and MyTop International Inc. dated as of March 4, 2004 (“Stock Purchase Agreement”), MyTop International Inc., a Virginia corporation (“MyTop”) purchased 20,500,000 shares of our common stock, par value $0.0001 per share (“Common Stock”).  Of the 20,500,000 shares of Common Stock, 500,000 shares were purchased from Mr. Cottrell, our former majority stockholder who then owned approximately 74.8% of our outstanding shares of Common Stock, and 20,000,000 shares were issued by us to MyTop.  As a result of the purchase of Common Stock under the Stock Purchase Agreement, MyTop became the owner of approximately 96% of our issued and outstanding capital stock.

Since the change in control, we have no longer pursued the same business plan that we previously disclosed.  We currently intend to engage in business related to development of hi-tech product manufacturing and services including digital precision machinery product, telecommunication product and other IT product manufacturing and services.  We currently do not expect to purchase a plant or significant equipment nor expect significant change in the number of our employees.  We are in our early stage of development and depending on many factors and contingencies, there can be no assurance that our current intended business objectives will be pursued or achieved.

Results of Operation.  We had no operating activities or revenues during the three months ended March 31, 2004.  We recognized a net loss of $329 in the three months ended March 31, 2004.  Expenses for this quarter comprised of administrative and miscellaneous expenses.

Liquidity and Capital Resources.  As of March 31, 2004, we had $99,971 working capital which can satisfy our cash requirements for the next 10 months.  We intend to raise additional capital in the next 12 months to fund our working capital requirements.  Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

B.                                     Off-Balance Sheet Arrangements.

We currently do not have and do not intend to enter into any off-balance sheet arrangements with any person or entity.

ITEM 3.                                                     CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and procedures designed to ensure that information that we are required to disclose in our reports under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required.  They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, chiefly our President, who performs the functions of principal executive officer, and our Treasurer, who performs the functions of principal financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, our President and Treasurer have concluded that these controls and procedures are effective.  There have been no significant changes in our internal controls including those controls over financial reporting in this period, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

PART II       OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 2.                                                     CHANGE IN SECURITIES.

During the three months ended March 31, 2004, we sold 20,000,000 shares of Common Stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  At a special meeting held on February 10, 2004, the stockholders approved an increase in the authorized shares of Common Stock from 40,000,000 shares to 90,000,000 shares.  The number of the authorized shares of preferred stock, par value $0.0001 per share, remains unchanged in the amount of 10,000,000 shares.

On March 16, 2004, MGCC, Mr. Cottrell, McKinley Greenfield Capital, Inc., a Nevada corporation controlled by Mr. Cottrell (“McKinley”), and MyTop consummated the purchase and sale of 20,500,000 shares of Common Stock pursuant to the Stock Purchase Agreement dated March 4, 2004.  On the Closing Date (as defined in the Stock Purchase Agreement), MyTop subscribed for and we issued to MyTop 20,000,000 shares of Common Stock for the purchase price of $100,000.  The transaction was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) under the Securities Act because the securities were not offered to the public.  No underwriter was engaged in connection with the sale of these securities.  Under the Stock Purchase Agreement, MyTop also purchased 500,000 shares of Common Stock from Mr. Cottrell for the purchase price of $2,500.  Additionally, a consulting fee of $168,500 was paid by MyTop to McKinley in connection with the structuring of the transactions contemplated by the Stock Purchase Agreement and taking certain actions in order to have our securities quoted on the OTCBB in accordance with the rules and regulations of the OTCBB.

B.                                     Use of Proceeds

Pursuant to our initial registration statement on Form SB-2 under the Securities Act and amendments thereto which became effective on January 17, 2003 (the “Registration Statement”), we sold a total of 337,000 shares of Common Stock to the investors and received aggregate proceeds of $33,700 in our initial public offering.  The offering terminated on December 31, 2003 as provided in the Registration Statement.  Of the total proceeds received from the offering, $26,000 was received in 2003, of which $7,510 was used by us in 2003 to pay off various expenditures including professional fees incurred.  The beginning balance of our account as of January 1, 2004 for the three month period starting on that date was $18,490 in cash, and stock subscription receivables in the amount of $7,700 were received by us from the stockholders in this quarter.  All $26,190 of the offering proceeds was applied to pay off the account payables, including consulting fees, legal and accounting fees owed by us, and loans from the former majority stockholder.  Accordingly, all the offering proceeds received under the Registration Statement have been used in the three months ended March 31, 2004.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

During the three months ended March 31, 2004, we held two special meetings to submit matters to a vote of our stockholders.

On February 10, 2004, our stockholders held a special meeting, at which they voted to (a) authorize to increase the total authorized shares of Common Stock from 40,000,000 shares to 90,000,000 shares and to file appropriate amendments to the Articles of Incorporation with the Nevada Secretary of State; (b) approve to pursue the sale of 20,000,000 shares of Common Stock through a private placement to MyTop; (c) authorize Raymond R. Cottrell to negotiate the final terms of, and to finalized with MyTop, the sale of 20,000,000 shares of Common Stock; and (d) authorize MGCC, upon finalization of the transaction between MGCC and MyTop, to issue 20,000,000 shares of Common Stock to MyTop.  Of the 1,337,000 shares of Common Stock entitled to vote at the meeting, 1,000,000 shares were voted in person, and 190,000 shares were represented by proxy.  All of the 1,190,000 shares, constituting 89% of the total shares entitled to vote, were cast in favor of each proposal.

On March 30, 2004, our stockholders held a special meeting to elect our Board of Directors.  Pursuant to the Stock Purchase Agreement and as a condition to the Closing (as defined in the Stock Purchase Agreement), Mr. Cottrell, the former majority stockholder of the Company who owned approximately 74.8% of the shares of Common Stock, resigned as our sole director, president, treasurer and secretary on the closing date.  At the special meeting held on March 30, 2004, our stockholders voted to (a) approve a waiver of the 10-day notice requirement for a special meeting under our Bylaws; (b) elect one director to fill the vacancy created by the resignation of Mr. Cottrell; and (c) approve the increase in the size of our Board of Directors to consist of three members and elect two additional members to fill the new vacancies.  Of the 21,337,000 shares of Common Stock entitled to vote at the meeting, 21,000,000 shares were voted in person, and 10,000 shares were represented by proxy.  All of the 21,010,000 shares presented at the meeting, accounting for 98.5% of the total shares entitled to vote, were cast for electing Ms. Rachel (Pin) Kang, Mr. Zhi Li and Mr. Ye Chen as members of our Board of Directors.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Stock Purchase and Subscription Agreement dated March 4, 2004 by and among Raymond R. Cottrell, MGCC Investment Strategies Inc., McKinley Greenfield Capital, Inc. and MyTop International Inc. (1)

3.1	Articles of Incorporation of MGCC Investment Strategies Inc. (2)

3.2	Certificate of Amendment to the Articles of Incorporation

3.3	Bylaws of MGCC Investment Strategies Inc. (2)

10.1	Escrow Agreement dated March 9, 2004 by and among The Capital Trust Company of Delaware, as Escrow Agent, McKinley Greenfield Capital, Inc. and MyTop International Inc. (1)

10.2

Consulting agreement by and between MGCC Investment Strategies Inc. and McKinley Greenfield Capital, Inc. which was terminated on March 15, 2004 upon Raymond R. Cottrell’s resignation as President of MGCC Investment Strategies Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1) Denotes documents and attachments thereto filed as an Exhibit to MGCC’s Form 8-K dated March 31, 2004 and incorporated herein by reference.

(2) Denotes documents filed as an Exhibit to MGCC’s Registration Statement on Form SB-2 and amendment thereof (Registration Number: 333-74914) and incorporate herein by reference.

(b)                                 Reports on Form 8-K

1.                                       A current report on Form 8-K was filed with the Securities and Exchange Commission on March 31, 2004 in connection with the Stock Purchase and Subscription Agreement entered into by and among Raymond R. Cottrell, MGCC Investment Strategies Inc., McKinley Greenfield Capital, Inc. and MyTop International Inc. dated March 4, 2004 and the Escrow Agreement by and among The Capital Trust Company of Delaware, as Escrow Agent, McKinley Greenfield Capital, Inc. and MyTop International Inc. dated March 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGCC INVESTMENT STRATEGIES INC.
(Registrant)

Date:	May 17, 2004	By:	/s/ Rachel (Pin) Kang
Rachel (Pin) Kang
President

Date:	May 17, 2004	By:	/s/ Ye Chen
Ye Chen
Treasurer