Form 10QSB
period 2004-06-30
MGCC INVESTMENT STRATEGIES INC
filed 2004-07-28
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

N/A
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

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of July 23, 2004, was 21,337,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

MGCC INVESTMENT STRATEGIES INC.

ITEM 1 - FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

June 30, 2004

ASSETS

CURRENT ASSETS
Cash	$87,472

Total Current Assets	$87,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,960

Total Current Liabilities	8,960

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares; $0.001 per value
Common stock, authorized 90,000,000 shares; $0.0001 par value; issued and outstanding 21,337,000 shares at June 30, 2004	2,134
Additional contributed capital	138,832
Deficit accumulated during the development stage	(62,454)

Stockholders’ Equity	78,512

$87,472

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Cumulative Inception June 8, 2000 to June 30, 2004
ADMINISTRATIVE EXPENSES

Incorporation fees			$2,632
Consulting fees	$4,200	$4,200	19,200
Professional fees	10,476	10,476	32,019
Printing and reproduction	5,580	5,580	5,580
Miscellaneous	1,203	1,532	3,023

Total Administrative Expenses	21,459	21,788	62,454

NET LOSS FOR THE PERIOD	$(21,459)	$(21,788)	$(62,454)

NET LOSS PER SHARE OF COMMON STOCK (Basic and Diluted)	$(.001)	$(.002)	$(.023)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,337,000	14,447,500	2,688,816

There were no operations for the three and six months ended June 30, 2003.

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Subscription Receivable	Total

	Number	Amount
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532			$2,632

Net loss for year ended December 31, 2001				$(7,696)		(7,696)
Balance December 31, 2001	1,000,000	100	2,532	(7,696)		(5,064)

Net loss for year ended December 31, 2002				(729)		(729)

Balance December 31, 2002	1,000,000	100	2,532	(8,425)		(5,793)

Cost of registering securities			(14,646)			(14,646)
Issuance of 337,000 shares of common stock @ $0.10 per share	337,000	34	33,666			33,700
Subscription receivable					$(7,700)	(7,700)
Net loss for the year ended December 31, 2003				(32,241)		(32,241)

Balance December 31, 2003	1,337,000	134	21,552	(40,666)	(7,700)	(26,680)
Stockholder loan forgiveness			19,280			19,280
Receipt of subscription receivable					7,700	7,700
Issuance of 20,000,000 shares at $0.005 per share	20,000,000	2,000	98,000			100,000
Net loss for the six months ended June 30, 2004				(21,788)		(21,788)

Balance June 30, 2004	21,337,000	$2,134	$138,832	$(62,454)	—	$78,512

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	Cumulative Inception June 8, 2000 to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,459)	$(21,788)	$(62,454)
Common stock issued for incorporation fees			2,632
Changes in assets and liabilities
Due to principal stockholder		(6,447)
Increase(decrease) in accounts payable	8,960	(10,483)	28,240

Net cash used in operating activities	(12,499)	(38,718)	(31,582)

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred registration costs			(14,646)
Sale of common stock		100,000	126,000
Stock subscription receivable		7,700	7,700

Net cash provided by financing activities		107,700	119,054

Net (decrease) increase in cash	(12,499)	68,982	87,472

CASH AT BEGINNING OF PERIOD	99,971	18,490

CASH AT END OF PERIOD	$87,472	$87,472	$87,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Stockholder loan forgiveness		$19,280	$19,280
Issuance of 1,000,000 shares of common stock to organizing stockholder			$2,632

There were no operations for the three and six months ended June 30, 2003.

See accompanying notes to financial statements.

MCGG INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and six months ended June 30, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2003.

NOTE B -  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004, the former principal stockholder was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities at December 31, 2003.

NOTE C -  STOCKHOLDERS’ EQUITY

On February 10, 2004, the Board of Directors approved an increase in its authorized shares of common stock from 40,000,000 shares to 90,000,000 shares.

On March 16, 2004, a change in the control of the Company occurred.  On this date, the Company, Raymond R. Cottrell and My Top International, Inc., a Virginian corporation, consummated the purchase and sale of 20,500,000 shares of the Company’s common stock.  At the closing, My Top International, Inc. purchased 500,000 shares of common stock from Raymond R. Cottrell and purchased from the Company directly, 20,000,000 shares of common stock for an aggregate purchase price of $271,000.  Of this amount, $2,500 was paid to Raymond R. Cottrell as consideration for the sale of 500,000 shares of common stock by him and a consulting fee of $168,500 was paid to McKinley Greenfield Capital, Inc., a company controlled by Raymond R. Cottrell, as a fee for structuring the transaction.  The remaining $100,000 was consideration for the 20,000,000 shares purchased from the Company by My Top International, Inc. and is expected to be utilized by the Company for working capital.

As of March 16, 2004, as part of the sale of shares of the Company’s common stock as described above, the former controlling stockholder agreed to forgive the net outstanding indebtedness to him from the Company.  This debt forgiveness aggregated $19,280.

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

A.            Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  We completed a change in control transaction on March 16, 2004.  We had no activities in the three months ended June 30, 2004, other than required expenses for regulatory filings.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

Since the change in control, we currently would like to engage in business related to development of hi-tech product manufacturing and services including digital precision machinery product, telecommunication products, and other IT product manufacturing and services.  We currently do not expect to purchase a plant or significant equipment in the foreseeable future nor expect significant change in the number of our employees.   We are in our early stage of development and depending on many factors and contingencies, there can be no assurance that our current intended business objectives will be pursued or achieved.

Results of Operation.  We had no operating activities or revenues during the three months ended June 30, 2004.  We recognized a net loss of $21,459 in the three months ended June 30, 2004.  Expenses for this quarter comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.  As of June 30, 2004, we had $87,472 working capital which can satisfy our cash requirements for the next 7 months.  We would like to raise additional capital in the next 12 months to fund our working capital requirements.  Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

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

PART II OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 2.                  CHANGE IN SECURITIES.

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

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

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGCC INVESTMENT STRATEGIES INC.
(Registrant)

Date:	July 25, 2004	By:	/s/ Rachel (Pin) Kang
Rachel (Pin) Kang
President (Principal Executive Officer)

Date:	July 26, 2004	By:	/s/ Ye Chen
Ye Chen
Treasurer (Principal Financial Officer)