Form 10QSB
period 2004-09-30
MGCC INVESTMENT STRATEGIES INC
filed 2004-11-12
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 333-74914

MGCC INVESTMENT STRATEGIES INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0495105
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7918 Jones Branch Drive, Suite 600, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code (703) 918-4926

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

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of November 8, 2004, was 21,337,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes ☐    No ☒

MGCC INVESTMENT STRATEGIES INC.

ITEM 1 - FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

BALANCE SHEET

September 30, 2004
ASSETS

CURRENT ASSETS
Cash	$59,190
Prepaid expense	2,122

Total Current Assets	$61,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,816

Total Current Liabilities	1,816

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 10,000,000 shares; $0.001 per value
Common stock, authorized 90,000,000 Shares; $0.0001 par value; issued and outstanding 21,337,000 shares at September 30, 2004	2,134
Additional contributed capital	138,832
Deficit accumulated during the development stage	(81,470)

Stockholders’ Equity	59,496

$61,312

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Cumulative Inception June 8, 2000 to September 30, 2004
ADMINISTRATIVE EXPENSES

Incorporation fees			$2,632
Consulting fees	$2,340	$5,760	20,760
Professional fees	8,644	18,416	39,959
Printing and reproduction	2,935	10,315	10,315
Miscellaneous	5,097	6,313	7,804

Total Administrative Expenses	19,016	40,804	81,470

NET LOSS FOR THE PERIOD	$(19,016)	$(40,804)	$(81,470)

NET LOSS PER SHARE OF COMMON STOCK (Basic and Diluted)	$(.001)	$(.002)	$(.022)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,337,000	16,744,000	3,764,673

There were no operations for the three and nine months ended September 30, 2004.

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Subscription Receivable	Total
	Number	Amount
Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532			$2,632

Net loss for year ended December 31, 2001				$(7,696)		(7,696)
Balance December 31, 2001	1,000,000	100	2,532	(7,696)		(5,064)

Net loss for year ended December 31, 2002				(729)		(729)

Balance December 31, 2002	1,000,000	100	2,532	(8,425)		(5,793)

Cost of registering securities			(14,646)			(14,646)
Issuance of 337,000 shares of common stock @ $0.10 per share	337,000	34	33,666			33,700
Subscription receivable					$(7,700)	(7,700)
Net loss for the year ended December 31, 2003				(32,241)		(32,241)

Balance December 31, 2003	1,337,000	134	21,552	(40,666)	(7,700)	(26,680)

Stockholder loan forgiveness			19,280			19,280
Receipt of subscription receivable					7,700	7,700
Issuance of 20,000,000 shares at $0.005 per share	20,000,000	2,000	98,000			100,000
Net loss for the nine months ended September 30, 2004				(40,804)		(40,804)

Balance September 30, 2004	21,337,000	$2,134	$138,832	$(81,470)		$59,496

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Cumulative Inception June 8, 2000 to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,016)	$(40,804)	$(81,470)
Common stock issued for incorporation fees			2,632
Changes in assets and liabilities
Due to principal stockholder		(6,447)
Increase(decrease) in accounts payable	(7,144)	(17,627)	21,096
Increase in prepaid expense	(2,122)	(2,122)	(2,122)

Net cash used in operating activities	(28,282)	(67,000)	(59,864)

CASH FLOWS FROM FINANCING ACTIVITIES

Deferred registration costs			(14,646)
Sale of common stock		100,000	126,000
Stock subscription receivable		7,700	7,700

Net cash provided by financing activities		107,700	119,054

Net (decrease)increase in cash	(28,282)	40,700	59,190

CASH AT BEGINNING OF PERIOD	87,472	18,490

CASH AT END OF PERIOD	$59,190	$59,190	$59,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Stockholder loan forgiveness		$19,280	$19,280
Issuance of 1,000,000 shares of common stock to organizing stockholder			$2,632

There were no operations for the three and nine months ended September 30, 2004.

See accompanying notes to financial statements.

MCGG INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and nine months ended September 30, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2003.

NOTE B -  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the former principal stockholder was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities at December 31, 2003.

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

A.                                   Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  We completed a change in control transaction on March 16, 2004.  We had no activities in the three months ended September 30, 2004.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

Since the change in control, we currently intend to engage in business related to development of hi-tech product manufacturing and services including digital precision machinery product, telecommunication products, and other IT product manufacturing and services.  We have entered into informal discussions with various entities in China regarding MGCC’s acquiring an interest in one or more such entities, but we have not reached any agreements or agreements in principle for any such acquisition or other combination and do not know if or when we will enter into any such agreements.  Unless we acquire an entity as described above, we currently do not expect to purchase a plant or significant equipment in the foreseeable future, nor do we expect a significant change in the number of our employees.  We are in our early stage of development and, depending on many factors and contingencies, there can be no assurance that our current intended business objectives will be pursued or achieved.

Results of Operation.  We had no operating activities or revenues during the three months ended September 30, 2004.  We recognized a net loss of $19,016 in the three months ended September 30, 2004.  Expenses for this quarter comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.  As of September 30, 2004, we had $61,312 in working capital, which can satisfy our cash requirements for the next five months.  We intend to raise additional capital in the next five months to fund our working capital requirements.  Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

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

Under the supervision and with the participation of management, chiefly our President, who performs the functions of principal executive officer, and our Treasurer, who performs the functions of principal financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, our President and Treasurer have concluded that these controls and procedures are effective.  There have been no significant changes in our internal controls including those controls over financial reporting in this period or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

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

MGCC INVESTMENT STRATEGIES INC.
(Registrant)

Date:	November 10, 2004	By:	/s/ Rachel Kang
Rachel (Pin) Kang
President (Principal Executive Officer)

Date:	November 9, 2004	By:	/s/ Ye Chen
Ye Chen
Treasurer (Principal Financial Officer)