Form 10KSB
period 2004-12-31
MGCC INVESTMENT STRATEGIES INC
filed 2005-03-30
CIK 1162862

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	OMB APPROVAL
OMB Number: 3235-0420
Washington, D.C. 20549	Expires: December 31, 2006
Estimated average burden hours per response: 1646

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-74914

MGCC INVESTMENT STRATEGIES, INC.

(Name of small business issuer in its charter)

NEVADA	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 Greensboro Drive, Suite 800	McLean, Virginia 22102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (703) 918-4926

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of exchange on which registered
N/A	N/A

Securities registered under Section 12(b) of the Exchange Act:

Common Stock par value of $0.0001 per share
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0.00

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,137,000 common shares outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE  -  N/A

Transitional Small Business Disclosure Format (check one): ☐ Yes  ☒ No

FORM 10-KSB INDEX

PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Code of Ethics
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

ITEM 1. DESCRIPTION OF BUSINESS

MGCC Investment Strategies, Inc. (MGCC) is a development stage company incorporated in Nevada on June 8, 2000. We completed a change in control transaction on March 16, 2004.  Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies. In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.  We have never had any business operations, either before or after the change in control.

On March 16, 2004, pursuant to the Stock Purchase and Subscription Agreement by and among MGCC Investment Strategies Inc., Raymond R. Cottrell, McKinley Greenfield Capital, Inc. and MyTop International Inc., a Virginia corporation (“My Top”), dated as of March 4, 2004 (the “Stock Purchase Agreement”), MyTop purchased 20,500,000 shares of our common stock.  Of the 20,500,000 shares of Common Stock, MyTop purchased 500,000 shares from Raymond Cottrell, our former Chairman, President, Treasurer, Secretary and majority stockholder, who, prior to the transaction, owned approximately 74.8% of our outstanding shares of Common Stock, and we issued an additional 20,000,000 shares to MyTop for $100,000.  As a result of these transactions, MyTop became the owner of approximately 96% of our issued and outstanding capital stock.

After the change in control, we intend to engage in business related to development of hi-tech product manufacturing and services including, but not limited to, digital precision machinery product, telecommunication products, and other hi-tech products and services through the acquisition of interests in one or more entities currently operating in these fields. These entities, as well as the market for their products and services, will be mainly in China, although we would promote them in the US or other countries.  We have entered into informal discussions with some of these entities in China to acquire an interest in one or more such entities, but we have not reached any informal agreements or agreements in principle for any such acquisition or other combination.  These entities are part of the Beijing MyTop Group in China and are associated with Messrs Zhi Li, our Chairman, and Ye Chen, our Treasurer and director.  See Item 9, “Directors, Executive Officers, Promoters and Control Persons.” We have not conducted any business operations after the change of control.

MGCC currently has two employees, each of whom serves on a part time basis as needed. Until MGCC develops business opportunities, each employee has informally agreed to contribute more hours as required basis and move to full time positions as soon as MGCC can afford those positions.  MGCC has also hired outside consultants from time to time to provide professional services where current employees do not possess certain required skills.

ITEM 2. DESCRIPTION OF PROPERTY

MGCC has no real assets at this time. It currently has a rental office in shared office premises in McLean, Virginia, for which it pays $880 per month plus other general office use charges as incurred.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock. As of February 28, 2005, a total of 23,137,000 shares of our common stock are outstanding, and 21,227,000 shares are available for resale to the public.

Within the past three years, we have sold the following securities without registering them under the Securities Act of 1933:  (i) 20,000,000 shares of MGCC’s common stock to MyTop on March 16, 2004, for $100,000, pursuant to a Stock Purchase Agreement; and (ii) on January 28, 2005, 1,000,000 shares of MGCC’s common stock to our President, Ms. Rachel Kang and 800,000 shares of MGCC’s common stock to Ms. Wendy Zahler, consultant to the Company, for past and future services to MGCC.  See Item 7 “Financial Statements.”

The number of holders of record of our common stock at December 31, 2004, and at March 25, 2005, were 44 and 44, respectively.

We have not issued dividends in the past two fiscal years.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Overview

Prior to the change in control discussed below, MGCC’s business purpose was primarily to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services, and public relation services.

On March 16, 2004, pursuant to the Stock Purchase Agreement, MyTop purchased 20,500,000 shares of MGCC’s common stock, 20,000,000 of which shares were purchased by directly from MCGG for $100,000.  Following the closing of the Stock Purchase Agreement, MyTop became the owner of approximately 96% of issued and outstanding capital stock of MGCC.  MGCC has never had operational activities.

Plan of Operation

MGCC is a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  As described above, MGCC completed a change in control transaction on March 16, 2004.  During the next twelve months (through March 2006), we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations.

MGCC intends to engage in business related to the development of hi-tech and information technology product manufacturing and services, including, but not limited to, digital precision machinery products and telecommunication products. While we have entered into preliminary discussions with various entities in China that currently operate in these business lines with regard to MGCC potentially acquiring an interest in one or more such entities, we have not reached an informal agreement, an agreement in principle, or other formal or definitive agreements for any such acquisition or other combinations, and we do not know if or when we will enter into any such agreements.  We would consider purchasing interests in these companies for cash or for shares of our stock, or a combination of both.  These entities, with whom we have held discussions, are part of the Beijing MyTop Group in China and are associated with Messrs Zhi Li, our Chairman, and Ye Chen, our Treasurer and director.  See Item 9, “Directors, Executive Officers, Promoters and Control Persons.”

Unless we acquire an entity as described above, we currently do not expect to purchase a plant or significant equipment, or conduct business operations in the foreseeable future, nor do we expect a significant change in the number of our employees.  We are in our early stage of development and, depending on many factors and contingencies, there can be no assurance that our current intended business objectives will be pursued or achieved.

Because of the uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives may be contingent upon our success in raising additional capital.  There is currently pending an application for accepting our common stock for trading on the OTC Bulletin Board, but we do not know if or when it will be accepted for trading, or, if accepted, if an active trading market will develop for our stock.

Each of these steps present significant risks with respect to our ability to implement our plan of operations.

Period from June 8, 2000 (Date of Inception) Through December 31, 2004.

Net loss since inception has amounted to $150,865, primarily consisting of professional fees, reimbursement fees, and management fees for provision of administration services and facilities. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings. Our cumulative net losses since inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Results of Operations, Twelve Months Ended December 31, 2004.

We had no operating activities or revenues during the twelve months ended December 31, 2004.  We recognized a net loss of $110,119 in the twelve months ended December 31, 2004.  Expenses for this year comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses, as well as the value of the 1,800,000 shares of common stock that we issued in December 2004 to Rachel Kang, our President, and to a consultant.

Liquidity and Capital Resources.

As of February 28, 2005, we had $46,740 in working capital, which can satisfy our cash requirements for the next four months, ending June 30, 2005.  We intend to raise additional capital in the next four months to fund our working capital requirements. Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

Off-Balance Sheet Arrangements.

We currently do not have, and do not intend to enter into, any off-balance sheet arrangements with any person or entity.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

AUDITED FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors

MGCC Investment Strategies, Inc.

McLean, VA

We have audited the accompanying consolidated balance sheets of MGCC Investment Strategies, Inc. (a Development Stage Enterprise) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has incurred cumulative losses of $150,865 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ

March 2, 2005

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$46,740	$18,490

Total Current Assets	$46,740	$18,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,639	$14,443
Due to a principal stockholder		30,727

Total Current Liabilities	2,639	45,170

STOCKHOLDER’S EQUITY
Preferred stock, authorized 10,000,000 shares; $0.0001 par value, none issued and outstanding
Common stock, authorized 40,000,000 Shares; $0.0001 par value; issued and outstanding 23,137,000 and 1,137,000 shares at December 31, 2004 and 2003	2,314	134
Additional contributed capital	192,652	21,552
Stock subscription receivable		(7,700)
Deficit accumulated during the development stage	(150,865)	(40,666)

Stockholders Equity (Deficit)	44,101	(26,680)

	$46,740	$18,490

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period June 8, 2000 (Inception) to December 31,
	2004	2003	2004

ADMINISTRATIVE EXPENSES
Stock based compensation	$54,000		$54,000
Professional fees	27,668	$21,543	49,211
Consulting fees to former principal stockholder		10,000	15,000
Miscellaneous	28,531	698	32,654

Total Administrative Expenses	110,199	32,241	150,865

NET LOSS FOR THE PERIOD	$(110,199)	$(32,241)	$(150,865)

NET LOSS PER SHARE OF COMMON STOCK (basic and diluted)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (basic and diluted)	17,931,250	1,172,250	4,622,298

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period June 8, 2000 (Inception to) December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(110,199)	$(32,241)	$(150,865)
Common stock issued for incorporation fees			2,632
Stock based compensation	54,000		54,000
Changes in assets and liabilities
Accounts payable	(11,804)	18,443	2,639
Due to principal stockholder	(11,447)	17,207	19,280

Net cash (used in) provided by operating activities	(79,450)	3,409	(72,314)

CASH FLOWS FROM INVESTING ACTIVITIES

Receipt of stock subscription receivable	7,700
Deferred registration costs		3,750
Registration costs		(14,646)	(14,646)
Sale of common stock	100,000	26,000	133,700

Net cash provided by (used in) investing activities	107,700	15,104	119,054

Net increase in cash	28,250	18,513	46,740

CASH AT BEGINNING OF PERIOD	18,490	(23)

CASH AT END OF PERIOD	$46,470	$18,490	$46,740

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-Cash Activities			$2,632
Issuance of 1,000,000 shares of common stock to principal stockholder of Company
Issuance of 1,800,000 shares of common stock to consultants	$54,000		$54,000

Forgiveness of stockholder loans	$19,280		$19,280

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Contributed	Accumulated	Subscription
	Number	Amount	Capital	Deficit	Receivable	Total

Issuance of common stock to organizing stockholders at $.0001 per share	1,000,000	$100	$2,532			$2,632

Net loss for year ended December 31, 2002				$(7,696)		(7,696)
Balance December 31, 2002	1,000,000	100	2,532	(7,696)		(5,064)

Net loss for year ended December 31, 2003				(729)		(729)

Balance, December 31, 2003	1,000,000	100	2,532	(8,425)		(5,793)

Cost of registering securities			(14,646)			(14,646)
Issuance of 337,000 shares of common stock @ $0.10 per share	337,000	34	33,666			33,700
Subscription receivable					$(7,700)	(7,700)
Net loss for the year ended December 31, 2003				(32,241)		(32,241)

Balance, December 31, 2003	1,337,000	$134	$21,552	$(40,666)	$(7,700)	$(26,680)

Stockholders loan forgiveness			19,280			19,280

Receipt of subscription receivable					7,700	7,700

Issuance of 20,000,000 shares at $0.005 per share	20,000,000	2,000	98,000			100,000

Issuance of shares to consultant @ $0.03 per share	1,800,000	180	53,820			54,000

Net Loss for the Year Ending December 31, 2004				(110,199)		(110,199)

Balance, December 31, 2004	23,137,000	$2,314	$192,652	$(150,865)		$44,101

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

MGCC Investment Strategies, Inc. (the Company), a development stage enterprise, was organized under the laws of Nevada on June 8, 2000.  The Company is seeking to merge with a private company and commence trading on a registered trading exchange.

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

NET LOSS PER COMMON SHARE

The Company computes per share amounts in accordance with Statement of Financial Accounting standards (“SFAS”) No. 128, “Earnings per Share”. SFAS per share (“EPS”) requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

NOTE B – GOING CONCERN

The Company was incorporated on June 8, 2000 and to date has had no operating activities and no significant capital contributions. The Company is seeking to merge with a private company in China and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

NOTE C – RELATED PARTY TRANSACTIONS

On March 16, 2004, a former principal stockholder was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities at December 31, 2003.

NOTE D – INCOME TAXES

The Company has adopted Financial Accounting Standard Statement No. 109, Accounting for Income Taxes (SFAS No. 109).  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards.  At December 31, 2004 and 2003, these differences resulted in a deferred tax asset of approximately $7,876 and $1,263 respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004 and 2003.

The Company’s net operating loss carry forwards amounted to approximately $96,865 at December 31, 2004 and expire between 2015 and 2018.

NOTE E – STOCKHOLDERS’ EQUITY

On February 10, 2004, the Board of Directors approved an increase in its authorized shares of common stock from 40,000,000 shares to 90,000,000 shares.

On March 16, 2004, a change in the control of the Company occurred when MyTop International Inc. purchased 500,000 shares of common stock from Raymond R. Cottrell (the former controlling shareholder) and 20,000,000 shares of common stock from the Company for an aggregate purchase price of $236,000.  Of this amount, $2,500 was paid to Raymond R. Cottrell for the 500,000 shares of common stock and a consulting fee of $133,500 was paid to McKinley Greenfield Capital, Inc., a company controlled by Raymond R. Cottrell, as a fee for structuring the transaction.  The remaining $100,000 was consideration for the 20,000,000 shares purchased from the Company by MyTop International Inc. and is expected to be utilized by the Company for working capital.

As of March 16, 2004, in connection with the sale of shares of the Company’s common stock as described above, the former controlling stockholder agreed to forgive the net outstanding indebtedness to him from the Company.  This debt forgiveness aggregated $19,280.

On December 24, 2004, the Board of Directors approved the issuance of 1,800,000 shares of its common stock to the President and a consultant of the Company.  The shares were valued at $0.03 per share.  Accordingly, $54,000 of stock based compensation has been recorded in the Company’s financial statements.

NOTE F – COMMITMENT AND CONTINGENCIES

On December 24, 2004, the Board of Directors approved the payment of $780 per month to a consultant relating to general and financial matters.  The agreement is open ended and may be terminated by the Company at any time.

The Company leases office space under six month intervals at an average rate of $1,160 per month including other general office use charges as incurred.  The last lease renewal interval expired December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, chiefly our President, who performs the functions of principal executive officer, and our Treasurer, who performs the functions of principal financial officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures within twelve months of the filing date of this annual report.  Based on that evaluation, our President and Treasurer have concluded that these controls and procedures are effective.  There have been no significant changes in our internal controls including those controls over financial reporting in this period or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
Zhi Li	39	Chairman of the Board
Rachel (Pin) Kang	42	Director, President & Secretary
Ye Chen	41	Director and Treasurer

Directors and Officers

Zhi Li

Mr. Zhi Li became the Chairman of our Board of Directors in March 2004.  He is also Chairman of the Board of Directors, Treasurer and the majority stockholder of MyTop.

Mr. Li also serves as Chairman of the Board of Directors of the Beijing MyTop Group (“Beijing MyTop”), a Chinese conglomerate engaged in hi-tech products and services; Beijing MyTop’s business includes development, manufacturing and technology services of computer software and hardware products, telecommunications and network products, digital precision machinery and network systems integration.

Since 1995, Mr. Li has served as Vice-President, President and executive director of the Top Group.  Mr. Li has also served as Chairman of the Board of Directors of Sichuan Top Software Co Ltd., a public company listed on the Shenzhen Stock Exchange in China.

Prior to joining Top Group, Mr. Li was Vice Dean and a researcher in the China Electronics and Technology University.

Mr. Li received an Executive Master of Business Administration degree from Hong Kong University of Science and Technology in 2003, received a Bachelor of law degree from Xi’an Jiaotong University in 1989 and a Bachelor degree in Electronic Materials from the China Electronics and Technology University in 1985.

Ye Chen

Mr. Ye Chen became a director in March 2004.  He is also a Director and a stockholder of MyTop.

Mr. Chen serves as Vice-Chairman of the Board of Directors of Beijing MyTop Group, a Chinese conglomerate engaged in hi-tech products and services. Beijing MyTop’s business includes development, manufacturing and technology services of computer software and hardware products, telecommunications and network products, digital precision machinery and network systems integration.

Since 1997, Mr.Chen served as Vice-President and an executive director of the Top Group.  Mr. Chen also served as a Director, Vice-Chairman, Chairman and President of Sichuan Top Software Co Ltd., a public company listed on the Shenzhen Stock Exchange in China.

Prior to joining the Top Group, Mr. Chen was the executive manager and a senior engineer at the Tianjin New Star Electronic Corp.

Mr. Chen is a candidate for an Executive Master of Business Administration degree at the Hong Kong University of Science and Technology, and received a Bachelor degree in Electronic Materials from the China Electronics and Technology University in 1985.

Rachel Kang

Ms. Rachel Kang became President, Secretary, and a director of MGCC in March 2004.  She is also a Director, President and a stockholder of MyTop International, Inc.

Since 1999, Ms Kang has held directorship and senior officer positions with Top International, Inc. a Delaware corporation, Chinese.com International, Inc., an Ohio corporation, and Top Group Consulting and Business Services, Inc., a Texas corporation.

Ms. Kang has extensive knowledge and experiences in the IT industry.  She received a Master of Information Systems degree from Eastern Michigan University in 1998.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors, and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

Board Committees

The Board of Directors has established no committees. The entire board of directors is acting as the Company’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Company does not have an audit committee financial expert serving on its audit committee as the Company does not currently have any business operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires MGCC’s executive officers and directors, and persons who beneficially own more than ten percent of MGCC’s Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish MGCC with copies of all Section 16(a) forms they file.

On March 12, 2004, Raymond Cottrell, the former director, president, secretary, treasurer and majority shareholder of the Company, filed an SEC Form 4 stating that he had acquired 1,000,000 shares of the company’s common stock for $0.0026 per share on the deemed execution date of January 17, 2003.  This filing was not made on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934.

Code Of Ethics

On or before December 31, 2003, MGCC formally established the following Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act:

MGCC Investment Strategies, Inc. (“MGCC”) has adopted this Code of Ethics (the “Code”) pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.  This Code is designed to deter wrongdoing and to promote:

•      Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•      Full, fair, accurate, timely and understandable disclosure in reports and documents that MGCC files with, or submits to, the SEC, and in other public communications that MGCC made;

•      Compliance with applicable government laws, rules and regulations;

•      The prompt internal reporting of violations of this Code to the appropriate person or persons identified herein; and

•      Accountability for adherence to this Code.

This Code requires the highest standard of ethical conduct and fair dealing of its Senior Financial Officers (“SFO”), defined as the Chief Executive Officer and Chief Financial Officer.  While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, MGCC expects its other officers, directors and employees will also review this Code and abide by its provisions.  MGCC’s reputation is a valuable asset and as such must continually be guarded by all associated with MGCC so as to earn the trust, confidence and respect of our suppliers, customers and shareholders.

MGCC’s SFO are committed to conducting business in accordance with the highest ethical standards.  The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

CONFLICTS OF INTEREST

The SFO must act in the best interests of the Company, and should avoid any situation that presents an actual, potential or apparent conflict between their personal interests and the interests of the Company.

The SFO have a conflict when their personal interests, relationships or activities, or those of a member of their immediate family, interfere or conflict, or even appear to interfere or conflict, with the company’s interests.  A conflict of interest prevents one from acting objectively with the Company’s best interests in mind, or prevents one from exercising sound, ethical business judgment.

PUBLIC COMMUNICATIONS

The Company is committed to providing Company information to the public in a manner that complies with all applicable legal and regulatory requirements and that promotes investor confidence by facilitating fair, orderly and efficient behavior.  The Company’s reports and documents filed with the Securities and Exchange Commission, as well as any other public communications, must be complete, fair, accurate and timely.  The SFO must do everything in their power to comply with these standards.

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

CONFIDENTIAL INFORMATION

SFO, officers, directors and employees are to respect the confidentiality of Company, employee, supplier, customer, competitor and any other persons or entities’ information that is not a matter of public record.  Confidential information must not be used for personal gain.

COMPLIANCE WITH THIS CODE

SFO are expected to fully comply with this Code.  This Code will be strictly enforced and any violations will be dealt with immediately, and depending on the severity of noncompliance, could lead to disciplinary action including termination.  Furthermore, violations involving unlawful behavior will be reported to appropriate outside authorities.  If anyone is unclear as to the possibility of a violation of this Code, he should seek the opinion of the Company’s Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

If SFO, officers, directors and employees have knowledge, or are suspicious of any non-compliance with this Code, or are concerned that circumstances could lead to a violation of this Code, they should discuss this with their immediate supervisor, the Company’s Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

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

ITEM 10.  EXECUTIVE COMPENSATION

MGCC did not pay its current executives any cash compensation.  Pursuant to a letter agreement dated December 20, 2004, however, the Company issued 1,000,000 shares of common stock to Rachel Kang, its President, as compensation for her previous and ongoing management services for the period between May 2004 and May 2005, during which time the Company has the right to call upon her for future services.  These shares were valued at $0.03 per share for accounting purposes.  See Item 7 “Financial Statements.”

On March 16, 2004, the former director, president, secretary, treasurer and principal stockholder, Raymond Cottrell, was reimbursed $11,447 for expenses which he paid on behalf of the company.

SUMMARY COMPENSATION TABLE

Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LITP Payouts ($)	All Other Compensation ($)
Rachel (Pin) Kang, President & Director	2004	—	—	—	—	—	—	$30,000	*
Ye Chen, Trasurer & Director	2004	—	—	—	—	—	—	—
Raymond Cottrell President,	2004	—	—	—	—	—	—	—
Secretary, Treasurer &	2003	—	—	—	—	—	—	—
Director	2002	—	—	—	—	—	—	—
Christopher Cottrell CFO	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
	2002	—	—	—	—	—	—	—

* In December 2004, the Company issued 1,000,000 shares of common stock to Rachel Kang, President, as compensation for her management from May 2004 to May 2005.  These shares were valued at $0.03 per share for accounting purposes.

Pursuant to a letter agreement dated November 19, 2004, the Company granted Ms. Wendy Zahler 800,000 shares of common stock of the Company, in addition to promising to pay her a monthly fee of $780, as compensation for her previous and ongoing consulting services up until July 2005, during which period she may be called upon by the Company for such consulting services, with the expectation that she will provide up to 20 hours per week thereof.  Ms. Zahler is not a member of the executive management team or an employee of the Company, Ms. Wendy Zahler was granted 800,000 shares of common stock of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004, the record and beneficial ownership of common stock held by (i) each person who is known to MGCC to be the beneficial owner of more than 5% of the Common Stock of MGCC; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of MGCC as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of common stock of MGCC beneficially owned by each such person as of December 31, 2004 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Ownership
Common Stock ($0.0001 par value)	Zhi Li, Chairman F11-2-3A, Fenglinlushou, Chaoyang District, Beijing, China	14,350,000	(1)	62.02%
Common Stock ($0.0001 par value)	Ye Chen, Director & Treasurer. No. 8-5-301 Pinghu Rd, Nankai District Tianjin, China	4,100,000	(1)	17.72%
Common Stock ($0.0001 par value)	Rachel (Pin) Kang, Director & President 9998 Cyrandall Dr. Oakton, VA 22124	3,050,000	(1)&(2)	13.18%
Common Stock ($0.0001 par value)	MyTop International, Inc. 8300 Greensboro Drive, Suite 800, McLean, VA 22102	20,500,000	(3)	88.60%
Common Stock ($0.0001 par value)	All Executive Officers and Directors as a Group (3 persons)	21,500,000	(1)	92.92%

(1)   Based on their ownership interests in MyTop, which owns 20,500,000 shares of the Company.

(2)   The Company issued 1,000,000 shares of common stock to Rachel Kang as compensation for her management from May 2004 to May 2005, and she owns 2,050,000 additional shares based on her ownership interests in MyTop, which owns 20,500,000 shares of the Company.

(3)   MyTop directly owns all of its shares in the Company.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Company’s last fiscal year, the former majority stockholder, Raymond R. Cottrell, was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities at December 31, 2003.

On March 16, 2004, pursuant to the Stock Purchase Agreement, Mr. Cottrell, agreed to forgive the net outstanding indebtedness due him from the Company.  This debt forgiveness totaled $19,280 in the aggregate.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.01

Stock Purchase and Subscription Agreement by and among Raymond R. Cottrell, MGCC Investment Strategies Inc., McKinley Greenfield Capital, Inc. and MyTop International Inc., dated March 4, 2004 (including Exhibit A included as Exhibit 2.02 hereto), incorporated by reference from identically numbered exhibit on Form 8-K filed on March 31, 2004.

2.02

Escrow Agreement by and among The Capital Trust Company of Delaware, as Escrow Agent, McKinley Greenfield Capital, Inc. and MyTop International Inc., dated March 9, 2004 (including exhibits and schedule thereto), incorporated by reference from identically numbered exhibit on Form 8-K filed on March 31, 2004.

14.1	Code of Ethics as adopted on or before December 31, 2003.

31.1	Certification of Rachel Kang pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Ye Chen pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1.	Certification of Rachel Kang pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Ye Chen pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Letter Agreement granting Rachel (Pin) Kang 1,000,000 shares of common stock in the Company for her previous and ongoing management services to MGCC.

99.2	Letter Agreement granting Wendy Zahler 800,000 shares of common stock in the Company for her previous and ongoing consulting services to MGCC.

(b)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For MGCC’s fiscal year ended December 31, 2004, we have been billed approximately $4,415.00 for professional services rendered for the audit of our financial statements. We also have been billed approximately $1500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

For MGCC’s fiscal year ended December 31, 2003, we have been billed approximately $4,350.00 for professional services rendered for the audit of our financial statements. We also have been billed approximately $1500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

MGCC was billed approximately $750 for professional services rendered for tax compliance, tax advice, and tax planning since its formation.

All Other Fees

MGCC also incurred other fees of $1,815 related to due diligence services rendered by our principal accountant for the fiscal year ended December 31, 2004.

The Board of Directors has established no committees. The entire board of directors is acting as the Company’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Board has not established pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, nor has it approved any services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MGCC INVESTMENT STRATEGIES, INC.

Dated: March 28, 2005
By:	/s/ Rachel (Pin) Kang
President (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of MGCC and in the capacities and on the dates indicated.

Dated: March 28, 2005
By:	/s/ Rachel (Pin) Kang
Rachel (Pin) Kang, President (Principal Executive Officer) and Director

Dated: March 29, 2005
By:	/s/ Zhi Li
Zhi Li, Chairman

Dated: March 29, 2005
By:	/s/ Ye Chen
Ye Chen – Treasurer (Principal Financial Officer) and Director

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION

2.01

Stock Purchase and Subscription Agreement by and among Raymond R. Cottrell, MGCC Investment Strategies Inc., McKinley Greenfield Capital, Inc. and MyTop International Inc., dated March 4, 2004 (including Exhibit A included as Exhibit 2.02 hereto), incorporated by reference from identically numbered exhibit on Form 8-K filed on March 31, 2004.

2.02

Escrow Agreement by and among The Capital Trust Company of Delaware, as Escrow Agent, McKinley Greenfield Capital, Inc. and MyTop International Inc., dated March 9, 2004 (including exhibits and schedule thereto), incorporated by reference from identically numbered exhibit on Form 8-K filed on March 31, 2004.

14.1	Code of Ethics

31.1	Certification of Rachel Kang pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Ye Chen pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1.	Certification of Rachel Kang pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Ye Chen pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Letter Agreement granting Rachel (Pin) Kang 1,000,000 shares of common stock in the Company for her previous and ongoing services management services.

99.2	Letter Agreement granting Wendy Zahler 800,000 shares of common stock in the Company for her previous and ongoing consulting services to MGCC.