Form 10QSB
period 2005-03-31
MGCC INVESTMENT STRATEGIES INC
filed 2005-05-16
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                    to

Commission file number     333-74914

MGCC INVESTMENT STRATEGIES INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0495105
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8300 Greensboro Drive, Suite 800, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code      (703) 918-4926

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

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of May 11, 1005, was 23,137,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

MGCC INVESTMENT STRATEGIES INC.

PART I     FINANCIAL INFORMATION

ITEM 1                                                        FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

BALANCE SHEET

	March 31,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Cash	$31,342	$46,740

Total Current Assets	$31,342	$46,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,515	$2,639
Total Current Liabilities	15,515	2,639

STOCKHOLDER’S EQUITY
Preferred stock, authorized 10,000,000 shares; $0.0001 par value; none issued and outstanding
Common stock, authorized 90,000,000 Shares; $0.0001 par value; issued and outstanding 23,137,000 shares at March 31, 2005 and December 31, 2004	2,314	2,314
Additional contributed capital	192,652	192,652
Deficit accumulated during the development stage	(179,139)	(150,865)

Stockholders’ Equity	15,827	44,101

Total Liabilities and Stockholders’ Equity	$31,342	$46,740

See accompanying notes to financial statement.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

			For the Period
			June 8, 2000
	For the Three Months		(Inception) to
	Ended March 31,		March 31,
	2005	2004	2005

ADMINISTRATIVE EXPENSES

Stock based compensation			$54,000
Consulting fees	$1,560		16,560
Professional fees	21,674		70,885
Miscellaneous	5,040	$329	37,694

Total Administrative Expenses	28,274	329	179,139

NET LOSS FOR THE PERIOD	$(28,274)	$(329)	$(179,139)

NET LOSS PER SHARE OF COMMON STOCK	$(0.001)		$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,137,000	7,558,000	5,709,266

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			June 8, 2000
	For the Three Months		(Inception) to
	Ended March 31,		March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,274)	$(329)	$(179,139)
Common stock issued for incorporation fees			2,632
Stock based compensation			54,000
Changes in assets and liabilities
Accounts payable	12,876	(19,443)	15,515
Due to principal stockholder		(6,447)	19,280

Net cash (used in) operating activities	(15,398)	(26,219)	(87,712)

CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of stock subscription receivable		7,700
Registration costs			(14,646)
Sale of common stock		100,000	133,700
Net cash provided by financing activities		107,700	119,054

Net (decrease) increase in cash	(15,398)	81,481	31,342

CASH AT BEGINNING OF PERIOD	46,740	18,490

CASH AT END OF PERIOD	$31,342	$99,971	$31,342

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-Cash Activities
Issuance of 1,000,000 shares of common stock to principal stockholder of Company			$2,632

Issuance of 1,800,000 shares of common stock to consultants			$54,000

Forgiveness of stockholder loans		$19,280	$19,280

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB and the consolidated financial statements and related notes included in our annual report on Form 10-KSB for the year ended December 31, 2004.

A.                                   Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  We completed a change in control transaction on March 16, 2004.  We had no activities in the three months ended March 31, 2005.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

Since the change in control, we currently intend to engage in business related to the development of hi-tech and information technology product manufacturing and services, including, but not limited to, digital precision machinery products and telecommunication products. While we have entered into preliminary discussions with various entities in China that currently operate in these business lines with regard to MGCC potentially acquiring an interest in one or more such entities, we have not reached an informal agreement, an agreement in principle, or other formal or definitive agreements for any such acquisition or other combinations, and we do not know if or when we will enter into any such agreements.  We would consider purchasing interests in these companies for cash or for shares of our stock, or a combination of both.  These entities, with whom we have held discussions, are part of the Beijing MyTop Group in China and are associated with Messrs Zhi Li, our Chairman, and Ye Chen, our Treasurer and director.  Mr. Li is Chairman and Mr. Chen is Vice Chairman, respectively, of Beijing MyTop Group and are directors and shareholders of MyTop International, Inc., which owns approximately 89% of our issued and outstanding capital stock.

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

Results of Operation.  We had no operating activities or revenues during the three months ended March 31, 2005.  We recognized a net loss of $28,274 in the three months ended March 31, 2005.  Expenses for this quarter comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.  As of March, 2005, we had $31,341 in working capital, which can satisfy our cash requirements for the next three months.  We intend to raise additional capital in the next three months to fund our working capital requirements.  We will initially seek such capital from Beijing MyTop Group or from persons or entities affiliated with it.  Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

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

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of President as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of Treasurer as adopted by Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGCC INVESTMENT
STRATEGIES INC.
(Registrant)

Date:	May 13, 2005	By:	/s/ Rachel (Pin) Kang
Rachel (Pin) Kang
President (Principal Executive Officer)

Date:	May 13, 2005	By:	/s/ Ye Chen
Ye Chen
Treasurer (Principal Financial Officer)