Form 10QSB
period 2005-06-30
MGCC INVESTMENT STRATEGIES INC
filed 2005-08-15
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of August 10, 2005, was 23,137,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

MGCC INVESTMENT STRATEGIES INC.

PART I  FINANCIAL INFORMATION

ITEM 1                                                        FINANCIAL STATEMENTS

BALANCE SHEET

ITEM 1 - FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$32,810	$46,740
Prepaid rent	1,450

Total Current Assets	$34,260	$46,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,906	$2,639
Accrued expenses	1,000
Note payable to related party	30,000
Total Current Liabilities	36,906	2,639

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000 shares; $0.001 per value, none issued and outstanding
Common stock, authorized 90,000,000 and 40,000,000 shares at June 30, 2005 and December 31, 2004, respectively; $0.0001 par value; issued and outstanding 23,137,000 shares at June 30, 2005 and December 31, 2004, respectively	2,314	2,314
Additional contributed capital	192,652	192,652
Deficit accumulated during the development stage	(197,612)	(150,865)

Stockholders’ Equity (Deficit)	(2,646)	44,101

Total Liabilities and Stockholders’ Equity	$34,260	$46,740

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	June 8, 2000 to
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
ADMINISTRATIVE EXPENSES
Stock based compensation					$54,000
Consulting fees		$4,200	$1,560	$4,200	16,560
Professional fees	$10,349	10,476	32,023	10,476	81,234
Miscellaneous	8,124	6,783	13,164	7,112	45,818

Total Administrative Expenses	18,473	21,459	46,747	21,788	197,612

NET LOSS FOR THE PERIOD	$(18,473)	$(21,459)	$(46,747)	$(21,788)	$(197,612)

NET LOSS PER SHARE OF COMMON STOCK (Basic and Diluted)	$(0.001)	$(0.001)	$(0.002)	$(0.002)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,137,000	21,337,000	23,137,000	14,447,500	5,427,280

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

(Unaudited)

			Cumulative
	For the Six	For the Six	Inception
	Months Ended	Months Ended	June 8, 2000 to
	June 30, 2005	June 30, 2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,747)	$(21,788)	$(197,612)
Common stock issued for incorporation fees			2,632
Stock based compensation			54,000
Changes in assets and liabilities
Prepaid rent	(1,450)		(1,450)
Accounts payable	3,267		5,906
Due to principal stockholder		(6,447)	19,280
Accrued expenses	1,000	(10,483)	1,000

Net cash (used in) operating activities	(43,930)	(38,718)	(116,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable to related party	30,000		30,000
Registration costs			(14,646)
Stock subscription receivable		7,700
Sale of common stock		100,000	133,700
Net cash provided by financing activities	30,000	107,700	149,054

Net (decrease) increase in cash	(13,930)	68,892	32,810

CASH AT BEGINNING OF PERIOD	46,740	18,490

CASH AT END OF PERIOD	$32,810	$87,472	$32,810

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-Cash Activities
Issuance of 1,000,000 shares of common stock to principal stockholder of Company			$2,632

Issuance of 1,800,000 shares of common stock to consultants			$54,000

Forgiveness of stockholder loans			$19,280

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and six months ended June 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

NOTE B -  NOTE PAYABLE TO RELATED PARTY

In June 2005, the Company signed a $30,000 promissory note payable to My Top International, Inc., the majority shareholder. The note is due on June 26, 2006 and accrues interest at 7%.

NOTE C – GOING CONCERN

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

A.                                   Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  We completed a change in control transaction on March 16, 2004.  We had no activities in the three months ended June 30, 2005.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

Since the change in control, we currently intend to engage in business related to the development of hi-tech and information technology product manufacturing and services, including, but not limited to, digital precision machinery products and telecommunication products. While we have entered into preliminary discussions with various entities in China that currently operate in these business lines with regard to MGCC potentially acquiring an interest in one or more such entities, we have not reached an informal agreement, an agreement in principle, or other formal or definitive agreements for any such acquisition or other combinations, and we do not know if or when we will enter into any such agreements.  We would consider purchasing interests in these companies for cash or for shares of our stock, or a combination of both.  These entities, with whom we have held discussions, are part of the Beijing Hisonic Group, formerly Beijing MyTop Group, in China and are associated with Messrs Zhi Li, our Chairman, and Ye Chen, our Treasurer and director. Mr. Li is Chairman and Mr. Chen is Vice Chairman, respectively, of Beijing Hisonic Group, formerly Beijing MyTop Group, and are directors and shareholders of Hisonic International Inc., formerly MyTop International Inc., which owns approximately 89% of our issued and outstanding capital stock.

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

Results of Operation.  We had no operating activities or revenues during the three months ended June 30, 2005.  We recognized a net loss of $18,473 in the three months ended June 30, 2005.  Expenses for this quarter comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.  As of June, 2005, we had $32,810 in working capital, which can satisfy our cash requirements for the next three months.  We intend to raise additional capital in the next three months to fund our working capital requirements.  We will initially seek such capital from Beijing Hisonic Group, formerly Beijing MyTop Group, or from persons or entities affiliated with it. Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

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

None

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.                                                       OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of President as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of Treasurer as adopted by Section 906 of the Sarbanes-Oxley Act

99.1	Promissory Note dated June 27, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGCC INVESTMENT STRATEGIES INC.
(Registrant)

Date:	August 10, 2005	By:	/s/ Rachel Kang
Rachel (Pin) Kang
President (Principal Executive Officer)

Date:	August 10, 2005	By:	/s/ Ye Chen
Ye Chen
Treasurer (Principal Financial Officer)