Form 10QSB
period 2005-09-30
MGCC INVESTMENT STRATEGIES INC
filed 2005-11-14
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                    to

Commission file number       000-50803

MGCC INVESTMENT STRATEGIES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0495105
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8300 Greensboro Drive, Suite 800, McLean, Virginia  22102

(Address of Principal Executive Offices)                                      (Zip Code)

Issuer’s Telephone Number, Including Area Code    (703) 918-4926

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of November 11, 2005, was 23,137,000 shares.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

MGCC INVESTMENT STRATEGIES, INC.

PART I     FINANCIAL INFORMATION

ITEM 1                FINANCIAL STATEMENTS

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$20,247	$46,740

Total Current Assets	$20,247	$46,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$695	$2,639
Accrued expenses	3,414
Note payable to related party	30,000
Total Current Liabilities	34,109	2,639

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares; $0.001 par value, none issued and outstanding
Common stock, authorized 90,000,000 shares; $0.0001 par value; issued and outstanding 23,137,000 shares at September 30, 2005 and December 31, 2004, respectively	2,314	2,314
Additional contributed capital	192,652	192,652
Deficit accumulated during the development stage	(208,828)	(150,865)

Stockholders’ Equity (Deficit)	(13,862)	44,101

Total Liabilities and Stockholders’ Equity	$20,247	$46,740

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative Inception June 8, 2000 to September 30, 2005
ADMINISTRATIVE EXPENSES

Stock based compensation					$54,000
Consulting fees		$6,540	$1,560	$6,540	16,560
Professional fees	$5,564	10,615	37,587	19,376	86,798
Miscellaneous	5,652	1,753	18,816	16,347	51,470

Total Administrative Expenses	11,216	18,908	57,963	42,263	208,828

NET LOSS FOR THE PERIOD	$(11,216)	$(18,908)	$(57,963)	$(42,263)	$(208,828)

NET LOSS PER SHARE OF COMMON STOCK
(Basic and Diluted)	$(0.001)	$(0.001)	$(0.002)	$(0.002)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,137,000	21,337,000	23,137,000	16,744,000	7,255,403

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

(Unaudited)

			Cumulative
	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	June 8, 2000 to
	September 30,	September 30,	September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(57,963)	$(42,263)	$(208,828)
Common stock issued for incorporation fees			2,632
Stock based compensation			54,000
Changes in assets and liabilities
Legal retainer		(2,122)
Accounts payable	(1,944)	(12,627)	695
Due to principal stockholder		(30,727)
Accrued expenses	3,414		3,414

Net cash (used in) operating activities	(56,493)	(87,739)	(148,087)

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable to related party	30,000		30,000
Sale of common stock		126,979	138,334
Net cash provided by financing activities	30,000	126,979	168,334

Net (decrease) increase in cash	(26,493)	39,240	20,247

CASH AT BEGINNING OF PERIOD	46,740	18,490

CASH AT END OF PERIOD	$20,247	$57,730	$20,247

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-Cash Activities
Issuance of 1,000,000 shares of common stock to principal stockholder of Company			$2,632

Issuance of 1,800,000 shares of common stock to consultants			$54,000

Forgiveness of stockholder loans			$19,280

See accompanying notes to financial statements.

MGCC INVESTMENT STRATEGIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and nine months ended September 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2004.

NOTE B -  NOTE PAYABLE TO RELATED PARTY

In June 2005, the Company signed a $30,000 promissory note payable to My Top International, Inc., a major shareholder.  The note is due on June 26, 2006 and accrues interest at 1% plus 6.25% the prime rate at June 27, 2005.

NOTE C — GOING CONCERN

The Company was incorporated on September 8, 2000 and to date has had no operating activities and no significant capital contributions. The Company is seeking to merge with a private company and then will attempt to raise additional capital for investment and working capital purposes.  There is no assurance that the Company will find a successful merger candidate, nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets.

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

A.         Plan of Operation

General.  We are a development stage company incorporated in Nevada on June 8, 2000.  We have not had any operations since our formation.  We completed a change in control transaction on March 16, 2004.  We had no activities in the three months ended September 30, 2005.

Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies.  In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services.

Since the change in control, we intended to engage in business related to the development of hi-tech and information technology product manufacturing and services, including, but not limited to, digital precision machinery products and telecommunication products. We had entered into preliminary discussions with various entities in China that currently operate in these business lines with regard to MGCC potentially acquiring an interest in one or more such entities but did not reach any informal agreements, agreements in principle, or other formal or definitive agreements for any such acquisition or other combinations.  These entities are associated with Messrs Zhi Li, our Chairman, and Ye Chen, our Treasurer and director.  Mr. Li is Chairman and Mr. Chen is Vice Chairman, respectively, of Beijing Hisonic Group, formerly Beijing MyTop Group, and they are directors and shareholders of Hisonic International Inc., formerly MyTop International Inc., which owns approximately 89% of our issued and outstanding capital stock.  MGCC is not currently engaged in discussions with any such entities and does not know if or when it will do so in the future.

                Currently, our business purpose is to seek to acquire an interest in an operating business presented by persons or firms which desire to seek the advantages of a public company.  We will not restrict this search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature.  We may seek a business combination with entities which have recently commenced operations or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Unless we acquire an entity as described above, we currently do not expect to purchase a plant or significant equipment, or conduct business operations in the foreseeable future, nor do we expect a significant change in the number of our employees.

MGCC’s common stock has been accepted by NASD for trading on the OTC Bulletin Board as of October 4, 2005 under the symbol “MGCT.OB.”

Results of Operation.  We had no operating activities or revenues during the three months ended September 30, 2005.  We recognized a net loss of $11,216 in the three months ended September 30, 2005.  Expenses for this quarter comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.  As of September 30, 2005, we had in working capital $20,247. Currently, we have no commitments for additional capital, and there can be no assurance that we will be successful in raising the capital required to meet our working capital requirements.

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

None

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

MGCC INVESTMENT STRATEGIES INC.
(Registrant)

Date:	November 11, 2005	By:	/s/ Rachel Kang
Rachel (Pin) Kang
President (Principal Executive Officer)

Date:	November 11, 2005	By:	/s/ Ye Chen
Ye Chen
Treasurer (Principal Financial Officer)