Form 10KSB
period 2005-12-31
MGCC INVESTMENT STRATEGIES INC
filed 2006-03-16
CIK 1162862

FORM 10-KSB

(Mark one)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                        Commission file number: 333-74914

                        MGCC INVESTMENT STRATEGIES, INC.
                 (Name of small business issuer in its charter)

                     NEVADA                                       88-0495105
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

               12890 Hilltop Road                              Argyle, TX 76226
    (Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (972) 233-0300

         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock par value of $0.0001 per share

                                (Title of class)

         Securities registered under Section 12(b) of the Exchange Act:


---------------------------------------     ------------------------------------
        Title of each class                 Name of exchange on which registered
                 N/A                                         N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checking whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes [X] No [_]

 State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $431,337.50

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,156,850 common shares outstanding as of March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                FORM 10-KSB INDEX

                                     PART I

Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Management's Discussion and Analysis or Plan of Operations
Item 7.    Financial Statements
Item 8.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure
Item 8A.   Controls and Procedures
Item 8B.   Other Information

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder
           Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits
Item 14.   Principal Accountant Fees and Services

ITEM 1. DESCRIPTION OF BUSINESS

All share numbers referenced in this Annual Report have been adjusted to reflect the 20-for-one reverse split of our common stock effected on February 13, 2006.

MGCC Investment Strategies, Inc. ("MGCC") is a development stage company incorporated in Nevada on June 8, 2000. We completed a change in control transaction on March 16, 2004. Prior to the change in control, our business purpose was to provide corporate finance consulting and management advisory services to emerging companies. In particular, we intended to focus our business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relation services. We had no business operations prior to the March 2004 change in control.

On March 16, 2004, pursuant to the Stock Purchase and Subscription Agreement by and among MGCC, Raymond R. Cottrell, McKinley Greenfield Capital, Inc. and MyTop International Inc., a Virginia corporation ("MyTop"), dated as of March 4, 2004 (the "Stock Purchase Agreement"), MyTop purchased 1,025,000 shares of our common stock. Of the 1,025,000 shares of Common Stock, MyTop purchased 25,000 shares from Raymond Cottrell, our former Chairman, President, Treasurer, Secretary and majority stockholder, who, prior to the transaction, owned approximately 74.8% of our outstanding shares of common stock, and we issued an additional 1,000,000 shares to MyTop for $100,000. As a result of these transactions, MyTop became the owner of approximately 96% of our issued and outstanding capital stock.

After the change in control, we intended to engage in business of developing hi-tech product manufacturing and services including, but not limited to, digital precision machinery product, telecommunication products, and other hi-tech products and services through the acquisition of interests in one or more entities currently operating in these fields. We entered into informal discussions with potential acquisition targets in China, but no agreements were reached.

On December 19, 2005, Hisonic International, Inc, formerly MyTop ("Hisonic"), our principal stockholder, entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("HFI") (the "HFI Stock Purchase Agreement"), pursuant to which Hisonic sold 1,000,000 shares of the company's common stock to HFI for $300,000. Following its purchase of the shares pursuant to the HFI Stock Purchase Agreement, HFI became the holder of approximately 86.4% of our issued and outstanding common capital stock.

As a result of the December 2005 change in control, Zhi Li and Ye Chen resigned as members of the company's board of directors. Following their resignation, the sole remaining director, Rachel (Pin) Kang, adopted resolutions electing Timothy
P. Halter to the Company's board of directors subject to compliance with Rule 14f-1 of the Securities Exchange Act of 1934, as amended. Ms. Kang and all other executive officers of the company also resigned all positions held by them with the company, and the board of directors thereafter voted to elect Mr. Halter as Chairman of the Board, President, Chief Financial Officer and Secretary of the company.

Also as a result of the December 2005 change in control, our current business strategy became to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, MGCC anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

In its pursuit for a combination partner, management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. Management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The company will, if necessary, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The company may require payment of fees by such combination candidate to fund the investigation of such candidate.

Furthermore,  to the knowledge of the company's officers and directors,  neither
the  candidate  nor  any  of  its  directors,   executive  officers,   principal
stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities. The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independent information obtained in this manner which is favorable.

As of the date of this report, we have not entered into any arrangements with any third party concerning a combination transaction.

On February 13, 2006, in accordance with the terms of the HFI Stock Purchase Agreement, we effected a 20-for-one reverse stock split of our common stock.

HFI, Hisonic and Rachel (Pin) Kang, our former executive officer, have entered into a Put Option Agreement providing that Hisonic and Ms. Kang may require HFI to purchase up to an aggregate of 75,000 shares of the common capital stock of the company at a price per share of $4.00 at any time during the period of time commencing August 13, 2006 and ending six months after the company's completion of a transaction whereby the company acquires operating control, or substantially all of the assets, of a privately held corporation generating revenues as reported in financial statements audited in conformity with accounting practices and generally accepted in the United States.

ITEM 2. DESCRIPTION OF PROPERTY

MGCC has no real property assets. MGCC currently uses office space provided by HFI for which it pays no rent, nor is any payment obligation being accrued.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock became eligible for quotation on the OTC Bulletin Board on October 4, 2005 and currently trades under the symbol MGIS.OB. The stock trades sporadically and has had a high closing price of $6.00 and a low closing price of $2.00 during the period commencing October 4, 2005 and ending February 28, 2006. We completed a 20-for-one split on February 13, 2006, and as of March 10, 2006, a total of 1,156,850 shares of our common stock are outstanding, and 156,850 shares are available for resale to the public.

The number of holders of record of our common stock at December 31, 2005, and at March 10, 2006, was 43 and nine, respectively. We have not issued dividends in the past two fiscal years.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview
--------

Prior to the December 2005 change in control transaction, MGCC's business purpose was primarily to provide corporate finance consulting and management advisory services to emerging companies. Subsequent to December 2005, the Company's business strategy is to seek to consummate a combination transaction with a profitable, privately held operating business.

Plan of Operation
-----------------

MGCC is a development stage company incorporated in Nevada on June 8, 2000. We have not had any operations since our formation. As described above, MGCC completed a change in control transaction on December 19, 2005. During the next twelve months (through March 2007), we expect to move forward with our business strategy of seeking to effect a combination transaction with a profitable, privately held operating business as described in "Item 1-Description of Business" above.


Period from June 8, 2000 (Date of Inception) Through December 31, 2005.
-----------------------------------------------------------------------

Net loss since inception has amounted to $205,475, primarily consisting of professional fees, reimbursement fees, and management fees for provision of administration services and facilities. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings. Our cumulative net losses since inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Results of Operations, Twelve Months Ended December 31, 2005.
-------------------------------------------------------------

We had no operating activities or revenues during the twelve months ended December 31, 2005. We recognized a net loss of $54,610 in the twelve months ended December 31, 2005. Expenses for this year comprised of administrative (consulting, professional, printing and reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.
--------------------------------

As of March 10, 2006, we had approximately $100 in working capital, which, along
with  advances  from  our   controlling   stockholder,   can  satisfy  our  cash
requirements for the next twelve months.

Off-Balance Sheet Arrangements.
-------------------------------

We currently do not have, and do not intend to enter into, any off-balance sheet arrangements with any person or entity.

ITEM 7. FINANCIAL STATEMENTS

Please see the Financial Statements found following the signature page to this report.

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

Under the supervision and with the participation of management, chiefly our President, who performs the functions of principal executive officer and principal accounting officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures within twelve months of the filing date of this annual report.

Based on that evaluation, our President has concluded that these controls and procedures are effective. There have been no significant changes in our internal controls including those controls over financial reporting in this period or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.


ITEM 8B OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. The following table sets forth information about our executive officers and directors.

Name                           Age                       Position
Timothy P. Halter              39      Chief Executive Officer, President, Chief
                                       Financial Officer and Director



Directors and Officers
----------------------

Tim Halter: Since 1995, Mr. Halter has been the President and the sole stockholder of Halter Financial Group, Inc. a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (Nasdaq: DXPE), and an officer of Nevstar Corporation, a Nevada corporation, and Zeolite Exploration Company, a Nevada corporation.


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

Board Committees
----------------

The Board of Directors has established no committees. The entire board of directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Company does not have an audit committee financial expert serving on its audit committee as the Company does not currently have any business operations.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires MGCC's executive officers and directors, and persons who beneficially own more than ten percent of MGCC's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish MGCC with copies of all Section 16(a) forms they file. During fiscal year 2005, the officers, directors and 10% stockholders of the Company filed all Section 16(a) reports they are required to file.

Code Of Ethics
--------------

MGCC formally established the following Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act: MGCC Investment Strategies, Inc. ("MGCC") has adopted this Code of Ethics (the "Code") pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This Code is designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     o Full, fair, accurate, timely and understandable disclosure in reports and documents that MGCC files with, or submits to, the SEC, and in other public communications that MGCC made;
     o    Compliance with applicable government laws, rules and regulations;
     o The prompt internal reporting of violations of this Code to the appropriate person or persons identified herein; and
     o    Accountability for adherence to this Code.

This Code requires the highest standard of ethical conduct and fair dealing of its Senior Financial Officers ("SFO"), defined as the Chief Executive Officer and Chief Financial Officer. While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, MGCC expects its other officers, directors and employees will also review this Code and abide by its provisions. MGCC's reputation is a valuable asset and as such must continually be guarded by all associated with MGCC so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

MGCC's SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

CONFLICTS OF INTEREST
---------------------

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

PUBLIC COMMUNICATIONS
---------------------

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

GIFTS
-----

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

CONFIDENTIAL INFORMATION
------------------------

SFO, officers, directors and employees are to respect the confidentiality of company, employee, supplier, customer, competitor and any other persons or entities' information that is not a matter of public record. Confidential information must not be used for personal gain.

COMPLIANCE WITH THIS CODE
-------------------------

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

ADHERENCE TO THE CODE
---------------------

The CEO and CFO will have primary authority and responsibility for the enforcement of this Code, subject to the supervision of the Audit Committee of the Board of Directors, and shall promptly notify the Audit Committee of any violation of this Code.

ITEM 10.  EXECUTIVE COMPENSATION

Except as discussed below, neither the chairman nor any other executive officer received any compensation or any restricted stock awards, long-term incentive plan payouts or other types of compensation during the preceding three fiscal years.

In December 2004, we issued 50,000 shares of common stock to Rachel Kang, our former President, as compensation for her management from May 2004 to May 2005. These shares were valued at $0.03 per share, on a pre-reverse merger basis, for accounting purposes.

Compensation of Directors

Directors are not compensated for their services.

Bonuses and Deferred Compensation

The company does not have any bonus, deferred compensation or retirement plan. The company does not have a compensation committee; all decisions regarding compensation are determined by the company's Board of Directors.

Stock Option and Stock Appreciation Rights

The company does not currently have a Stock Option Plan or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2005.

Employment   Contracts,   Termination   of  Employment  and  Change  of  Control
Arrangements

The company has not entered into any employment contract with any of its executive officers.

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company, or any change in control of the company, or a change in the person's responsibilities following a change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's equity securities by:

     o each stockholder known by the company to be the beneficial owner of more than 5% of the Company's outstanding securities,

     o    each current director,

     o    each of the named executive officers of the company, and

     o    all current directors and executive officers as a group.;

                                                Amount and
                                                 Nature of
  Name and Address of                           Beneficial           Percent of
    Beneficial Owner                             Ownership          Common Stock

Halter Financial Investments,
   L.P.(1)
12890 Hill Top Road                             1,000,000              86.4%
Argyle, TX 76226


Timothy Halter (1)
12890 Hill Top Road                             1,000,000              86.4%
Argyle, TX 76226

David Brigante (1)
12890 Hill Top Road                             1,000,000              86.4%
Argyle, TX 76226

George Diamond (1)
12890 Hill Top Road                             1,000,000              86.4%
Argyle, TX 76226

Marat Rosenberg (1)
12890 Hill Top Road                             1,000,000              86.4%
Argyle, TX 76226

Rachel (Pin) Kang
9998 Cyrandall Dr.
Oakton, VA 22124                                   75,000               6.5%



Directors and Officers                          1,000,000              86.4%
as a Group (2)

------------------
     (1) Halter Financial Investments, L.P. is a Texas limited partnership in which Timothy P. Halter, David Brigante, Marat Rosenberg and George Diamond (or their affiliated entities) are limited partners.

     (2)  Based on 1,156,850 shares outstanding as of March 10, 2006.

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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005 there was no transactions that required disclosure in this Item.



ITEM 13. EXHIBITS

         The following items are filed as exhibits to this Annual Report:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.


32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

For  MGCC's   fiscal  year  ended   December  31,  2005,  we  have  been  billed
approximately $6,500 for professional services rendered for the audit of our financial statements.

We also have been billed approximately $5,650 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

For MGCC's fiscal year ended December 31, 2004, we have been billed approximately $5,700 for professional services rendered for the audit of our financial statements. We also have been billed approximately $5,215 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees
--------

MGCC was billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning since its formation.

All Other Fees
--------------

MGCC also incurred other fees of $0 related to due diligence services rendered by our principal accountant for the fiscal year ended December 31, 2005.

The Board of Directors has established no committees. The entire board of directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Board has not established pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, nor has it approved any services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A.


SIGNATURES
----------

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MGCC INVESTMENT STRATEGIES, INC.



Dated: March 16, 2006
By: /s/ Timothy P.Halter
  ---------------------------------
President (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of MGCC and in the capacities and on the dates indicated.

Dated: March 16, 2006
By: /s/ Timothy P. Halter
   --------------------------------
President (Principal Executive Officer) and Director

                                INDEX TO EXHIBITS


INDEX
NUMBER                            DESCRIPTION
------   -----------------------------------------------------------------------

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                        MGCC INVESTMENT STRATEGIES, INC.

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flows                                                     F-4

Statements of Stockholders' Equity (Deficit)                                 F-5

Notes to Financial Statements                                                F-6

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
MGCC Investment Strategies, Inc.
Argyle, TX

We have audited the accompanying balance sheets of MGCC Investment Strategies, Inc. (a Development Stage Enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has incurred cumulative losses of $205,475 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
D. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                        /s/ Meyler & Company, LLC



Middletown, NJ
March 6, 2006


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS





                                                                            December 31,
                                                                         2005          2004
                                                                      ----------    ----------
                                     ASSETS

CURRENT ASSETS
    Cash                                                              $      100    $   46,740
                                                                      ----------    ----------

                             Total Current Assets                     $      100    $   46,740
                                                                      ----------    ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                   $   10,609    $    2,639
                                                                      ----------    ----------

                             Total Current Liabilities                    10,609         2,639

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, authorized 10,000,000 shares;
        $0.0001 par value, none issued and outstanding
   Common stock, authorized 90,000,000
        Shares; $0.0001 par value; issued
        and outstanding 1,156,850 shares at
        December 31, 2005 and 2004 (restated to give effect
        to 1 for 20 reverse stock split effected February 13, 2006)          116           116
   Additional contributed capital (restated)                             194,850       194,850
   Deficit accumulated during the development stage                     (205,475)     (150,865)
                                                                      ----------    ----------

        Stockholders Equity (Deficit)                                    (10,509)       44,101
                                                                      ----------    ----------
                                                                      $      100    $   46,740
                                                                      ==========    ==========











                See accompanying notes to financial statements.


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                                          For the Period
                                                   For the Year            June 8, 2000
                                                 Ended December 31,       (Inception) to
                                            --------------------------     December 31,
                                                2005           2004            2005
                                            -----------    -----------    --------------
EXPENSES FROM CONTINUING OPERATIONS
   Stock based compensation                                $    54,000    $       54,000
   Professional fees                        $    58,370         27,668           107,581
   Consulting fees to former principal
      stockholder                                                                 15,000
   Miscellaneous                                 26,239         28,531            58,893
   Interest expense                               1,032                            1,032
                                            -----------    -----------    --------------

LOSS BEFORE EXTRAORDINARY GAIN                  (85,641)      (110,199)         (236,506)

EXTRAORDINARY GAIN ON DEBT FORGIVENESS           31,031                           31,031
                                            -----------    -----------    --------------

NET LOSS                                    $   (54,610)   $  (110,199)   $     (205,475)
                                            ===========    ===========    ==============

NET LOSS PER SHARE OF COMMON STOCK
   (basic and diluted)
   Continuing operations (Restated)         $     (0.08)   $     (0.12)   $        (0.59)
   Extraordinary gain (Restated)                   0.03                             0.08

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (basic and diluted)
   (Restated)                                 1,156,000        896,563           401,407
                                            ===========    ===========    ==============













                See accompanying notes to financial statements.


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                        For the Period
                                                                  For the Year            June 8,2000
                                                               Ended December 31,       (Inception) to
                                                          --------------------------     December 31,
                                                              2005           2004            2005
                                                          -----------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS

   Net loss                                               $   (54,610)   $  (110,199)   $     (205,475)
   Extraordinary gain on debt forgiveness                     (31,031)                         (31,031)
                                                          -----------    -----------    --------------
   Net loss from continuing operations                        (85,641)      (110,199)         (236,506)
   Common stock issued for incorporation fees                                                    2,632
   Stock based compensation                                                   54,000            54,000
   Changes in assets and liabilities
      Accounts payable                                          7,970        (11,804)           10,609
      Due to principal stockholder                                           (11,447)           19,280
                                                          -----------    -----------    --------------

        Net cash used in operating activities
           of continuing operations                           (77,671)       (79,450)         (149,985)

CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS

   Receipt of stock subscription receivable                                    7,700
   Registration costs                                                                         (14,646)
   Sale of common stock                                                      100,000           133,700
                                                          -----------    -----------    --------------
        Net cash provided by investing activities
       of continuing operations                                              107,700           119,054
                                                          -----------    -----------    --------------

CASH FLOW FROM EXTRAORDINARY ITEM
   Forgiveness of debt                                         31,031                           31,031
                                                          -----------    -----------    --------------

        Net increase (decrease) in cash                       (46,640)        28,250               100

CASH AT BEGINNING OF PERIOD                                    46,740         18,490
                                                          -----------    -----------    --------------

CASH AT END OF PERIOD                                     $       100    $    46,740    $          100
                                                          ===========    ===========    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Non-Cash Activities
      Issuance of 50,000 shares of common stock
         to principal stockholder of Company (Restated)                                 $        2,632
                                                                                        ==============

      Issuance of 90,000 shares of common stock
         to consultants (Restated)                                       $    54,000    $       54,000
                                                                         ===========    ==============

     Forgiveness of stockholder loans                                    $    19,280    $       19,280
                                                                         ===========    ==============



                See accompanying notes to financial statements.


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                        Common Stock              Additional
                                 ----------------------------    Contributed    Accumulated     Subscription
                                    Number          Amount         Capital        Deficit        Receivable        Total
                                 ------------    ------------    ------------   ------------    ------------    ------------

Issuance of common
   stock to organizing
   stockholders at
   $.0001 per share                 1,000,000    $        100    $      2,532                                   $      2,632
Net loss for year ended
   December 31, 2002                                                            $     (7,696)                         (7,696)
                                 ------------    ------------    ------------   ------------                    ------------
Balance December
   31, 2002                         1,000,000             100           2,532         (7,696)                         (5,064)

Net loss for year ended
   December 31, 2003                                                                    (729)                           (729)
                                 ------------    ------------   ------------    ------------                    ------------
Balance, December
   31, 2003                         1,000,000             100           2,532         (8,425)                         (5,793)

Cost of registering securities                                        (14,646)                                       (14,646)
Issuance of 337,000
  shares of common stock
  @ $0.10 per share                   337,000              34          33,666                                         33,700
Subscription receivable                                                                         $     (7,700)         (7,700)
Net loss for the year ended
  December 31, 2003                                                                  (32,241)                        (32,241)
                                 ------------    ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2003          1,337,000    $        134    $     21,552   $    (40,666)   $     (7,700)   $    (26,680)

Stockholders loan forgiveness                                          19,280                                         19,280
Receipt of subscription
   receivable                                                                                          7,700           7,700
Issuance of 20,000,000 shares
   at $0.005 per share             20,000,000           2,000          98,000                                        100,000
Issuance of shares to
  consultant @ $0.03 per
  share                             1,800,000             180          53,820                                         54,000
Net Loss for the year ending
   December 31, 2004                                                                (110,199)                       (110,199)
                                 ------------    ------------    ------------   ------------    ------------    ------------
Balance, December
   31, 2004                        23,137,000    $      2,314    $    192,652   $   (150,865)                   $     44,101
Net loss for the year ending
   December 31, 2005                                                                 (54,610)                        (54,610)
                                 ------------    ------------    ------------   ------------    ------------    ------------
Balance, December
   31, 2005                        23,137,000    $      2,314    $    192,652   $    205,475                    $    (10,509)
One-for-20 reverse stock
    split effective February
     13, 2006                     (21,980,150)         (2,198)          2,198
                                 ------------    ------------    ------------   ------------    ------------    ------------
Balance, December
   31, 2005 (restated)              1,156,850    $        116    $    194,850   $   (205,475)                   $    (10,509)
                                 ============    ============    ============   ============    ============    ============


                See accompanying notes to financial statements.

                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE A- STOCK SPLIT

         On January 19, 2006, the Board of Directors of MGCC Investment Strategies, Inc. (the Company) approved a 20 for 1 reverse stock split which became effective February 13, 2006. This split reduced the number of common shares outstanding to 1,156,850. The number of common shares authorized and the par value of the common shares were not impacted by this stock split. All share and per share information in the financial statements and notes to the financial statements have been restated to give effect to the 20 for 1 reverse stock split except for the Statement of Stockholders' Equity (Deficit) which reflect the reverse stock split as a reduction of the number of common shares outstanding and reclassifies amounts from common stock to additional paid-in capital.

NOTE B- ORGANIZATION

         MGCC, a development stage enterprise, was organized under the laws of Nevada on June 8, 2000. The Company is seeking to merge with a private company and commence trading on a registered trading exchange.

NOTE C  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         Net Loss Per Common Share
         -------------------------

         The Company computes per share amounts in accordance with Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per Share". SFAS per share ("EPS") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

         Fair Values of Financial Instruments
         ------------------------------------

         The Company uses financial instruments in the normal course of business. The carrying values of cash and cash equivalents and accounts payable approximate their fair value due to the short-term maturities of these assets and liabilities.

                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE D - GOING CONCERN

         The Company was incorporated on June 8, 2000 and to date has had no operating activities and no significant capital contributions. The Company is seeking to merge with a private operating company and then will attempt to raise additional capital for investment and working capital purposes. There is no assurance that the Company will find a successful merger candidate nor is there any assurance that if a merger is successful that the Company will be able to raise adequate additional capital in the equity markets. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - RELATED PARTY TRANSACTIONS

         On March 16, 2004, a former principal stockholder was reimbursed $11,447 for expenses which he paid on behalf of the Company and which were recorded as liabilities at December 31, 2003.

NOTE F - INCOME TAXES

         The Company has adopted Financial Accounting Standard Statement No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $7,876. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004.

         The   Company's  net  operating   loss  carry   forwards   amounted  to
         approximately $151,475 at December 31, 2005 and expire between 2015 and 2020.

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

         On February 10, 2004, the Board of Directors approved an increase in its authorized shares of common stock from 40,000,000 shares to 90,000,000 shares.

         On March 16, 2004, a change in the control of the Company occurred when MyTop International, Inc. purchased 25,000 shares of common stock from Raymond R. Cottrell (the former controlling shareholder) and 1,000,000 shares of common stock from the Company for an aggregate purchase price of $236,000. Of this amount, $2,500 was paid to Raymond R. Cottrell for the 25,000 shares of common stock and a consulting fee of $133,500 was paid to McKinley Greenfield Capital, Inc., a company controlled by Raymond R. Cottrell, as a fee for structuring the transaction. The

                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE G - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         remaining $100,000 was consideration for the 1,000,000 shares purchased from the Company by MyTop International, Inc. and is expected to be utilized by the Company for working capital.

         As of March 16, 2004, in connection with the sale of shares of the Company's common stock as described above, the former controlling stockholder agreed to forgive the net outstanding indebtedness to him from the Company. This debt forgiveness aggregated $19,280. On December 24, 2004, the Board of Directors approved the issuance of 90,000 shares of its common stock to the President and a consultant of the Company. The shares were valued at $0.6 per share. Accordingly, $54,000 of stock based compensation was recorded in the Company's financial statements.

         On December 19, 2005, Histonic, the majority shareholder of MGCC, sold its stake of 1,000,000 shares of MGCC to Halter Financial Investments, LP for $300,000. This stake represents approximately 86.4% of MGCC. The stock purchase agreement called for all officers of MGCC to resign, all directors other than Rachel Kang to resign, and MGCC to effect a 20 for 1 reverse stock split.

         Histonic also received a put option, effective upon the reverse split, allowing Histonic to acquire Halter to purchase up to an additional 3,750 post split shares of MGCC at $4 per share. As part of this agreement, Histonic forgave a loan and accrued interest of $31,031. The gain on this forgiveness has been classified as an extraordinary gain in accordance with SFAS No. 145 and Accounting Principles Board Opinion 30.