Form 10QSB
period 2006-03-31
MGCC INVESTMENT STRATEGIES INC
filed 2006-05-15
CIK 1162862

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

                        Commission file number 333-74914

                        MGCC INVESTMENT STRATEGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                     Nevada                                       88-0495105
(State or other jurisdiction of incorporation or                (IRS Employer
                 organization)                               Identification No.)

                     12890 Hilltop Road, Argyle, Texas 76226
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)
                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Indicate by checking whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's Common Stock, as of May 11, 2006 was 1,156,850 shares.

         Transitional  Small Business  Disclosure Format (check one):
Yes |_| No |X|

                         MGCC INVESTMENT STRATEGIES INC.

                                      INDEX

FORWARD-LOOKING STATEMENTS

PART I  - FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

          Balance Sheet as of March 31, 2006 (Unaudited) and December 31, 2005

          Statement of Operations for the Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)

          Statement of Stockholders' Equity as of March 31,2006 (Unaudited)

          Statement of Cash Flows for the Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)

          Notes To Financial Statements (Unaudited)

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3  - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

ITEM 2  - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5  - OTHER INFORMATION

ITEM 6  - EXHIBITS


                          PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET


                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $      1,388    $        100
                                                                  ------------    ------------

     Total Assets                                                 $      1,388    $        100
                                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                $     11,809    $     10,609
  Stockholder loan                                                      11,000            --
                                                                  ------------    ------------

     Total Liabilities                                                  22,809          10,609
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, authorized 10,000,000 shares;
    $0.0001 par value; none issued and outstanding                        --              --
  Common stock, authorized 90,000,000 shares;
    $0.0001 par value; 1,156,850 shares issued and
    outstanding at March 31, 2006 and December 31, 2005
    (restated to give effect to a 1 for 20 reverse stock split
    effected February 13, 2006)                                            116             116
  Additional contributed capital                                       194,850         194,850
  Deficit accumulated during the development stage                    (216,387)       (205,475)
                                                                  ------------    ------------

     Total Stockholder's Deficit                                       (21,421)        (10,509)
                                                                  ------------    ------------

     Total Liabilities and Stockholder's Deficit                  $      1,388    $        100
                                                                  ============    ============





                 See accompanying notes to financial statements


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS


                                                                               For the period
                                                  For the Three Months          June 8, 2000
                                                    Ended March 31,            (Inception) to
                                           --------------------------------       March 31,
                                                2006              2005              2006
                                           --------------    --------------    --------------
                                             (Unaudited)       (Unaudited)       (Unaudited)
ADMINISTRATIVE EXPENSES

  Stock based compensation                                                     $       54,000
  Consulting fees                                            $        1,560            15,000
  Professional fees                        $       10,452            21,674           118,033
  Interest expense                                   --                --               1,032
  Miscellaneous                                       460             5,040            59,353
                                           --------------    --------------    --------------

     Total Administrative Expenses                 10,912            28,274           247,418
                                           --------------    --------------    --------------

LOSS BEFORE EXTRAORDINARY GAIN                    (10,912)          (28,274)         (247,418)

EXTRAORDINARY GAIN ON DEBT FORGIVENESS               --                --              31,031
                                           --------------    --------------    --------------

NET LOSS                                   $      (10,912)   $      (28,274)   $     (216,387)
                                           ==============    ==============    ==============

NET LOSS PER SHARE OF COMMON STOCK
  (basic and diluted)
  Continuing operations (Restated)         $       (0.009)   $       (0.024)   $       (0.570)
  Extraordinary gain (Restated)                                                $        0.072

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (basic and diluted)
  (Restated)                                    1,156,850         1,156,850           433,784
                                           ==============    ==============    ==============









                 See accompanying notes to financial statements


                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                                                                                           For the period
                                                               For the Three Months         June 8, 2000
                                                                  Ended March 31,          (Inception) to
                                                       --------------------------------       March 31,
                                                            2006              2005              2006
                                                       --------------    --------------    --------------
                                                        (Unaudited)       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  OF CONTINUING OPERATIONS
  Net loss                                             $      (10,912)   $      (28,274)   $     (216,387)
  Extraordinary gain on debt forgiveness                                                          (31,031)
                                                       --------------    --------------    --------------
  Net loss from continuing activities                         (10,912)          (28,274)         (247,418)
  Common stock issued for incorporation fees                                                        2,632
  Stock based compensation                                                                         54,000
  Changes in assets and liabilities
    Accounts payable                                            1,200            12,876            11,809
    Due to principal stockholder                               11,000                              30,280
                                                       --------------    --------------    --------------
     Net cash used in operating activities
     of continuing operations                                   1,288           (15,398)         (148,697)
                                                       --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  OF CONTINUING OPERATIONS
  Registration costs                                                                              (14,646)
  Sale of common stock                                                                            133,700
                                                       --------------    --------------    --------------
     Net cash provided by investing activities
     of continuing operations                                    --                --             119,054
                                                       --------------    --------------    --------------

CASH FLOW FROM EXTRAORDINARY ITEM
  Forgiveness of debt                                            --                --              31,031
                                                       --------------    --------------    --------------

     Net increase (decrease) in cash                            1,288           (15,398)            1,388

CASH AT BEGINNING OF PERIOD                                       100            46,740              --
                                                       --------------    --------------    --------------

CASH AT END OF PERIOD                                  $        1,388    $       31,342    $        1,388
                                                       ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Non-cash Activities
    Issuance of 50,000 shares of common stock
      to principal stockholder of Company (Restated)                                       $        2,632

    Issuance of 90,000 shares of common stock
      to consultants (Restated)                                                                    54,000

    Forgiveness of stockholder loans                                                               19,280




                 See accompanying notes to financial statements

                        MGCC INVESTMENT STRATEGIES, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2006 are not indicative of the results of oper- ations for the year ended December 31, 2006. The condensed financial statements should be read in con- junction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Company has been advanced $11,000 by its principal shareholder. These loans do not have a maturity, are payable upon demand, and bear interest at 5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB and the consolidated financial statements and related notes included in our annual report on Form 10-KSB for the year ended December 31, 2005.

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

Plan of Operation
-----------------

         MGCC is a development stage company incorporated in Nevada on June 8, 2000. We have not had any operations since our formation. MGCC completed a change in control transaction on December 19, 2005. During the next twelve months, we expect to move forward with our business strategy of seeking to effect a combination transaction with a profitable, privately held operating business.


Period from June 8, 2000 (Date of Inception) Through March 31, 2006.
--------------------------------------------------------------------

         Net loss since inception has amounted to $216,387, primarily consisting of professional fees, reimbursement fees, and management fees for provision of administration services and facilities. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings. Our cumulative net losses since inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Results of Operations, Three Months Ended March 31, 2006.
---------------------------------------------------------

         We had no operating activities or revenues during the three months ended March 31, 2006. We recognized a net loss of $10,912 in the three months ended March 31, 2006. Expenses for this year comprised of administrative (professional and printing / reproduction) and miscellaneous expenses.

Liquidity and Capital Resources.
--------------------------------

         As of March 31, 2006, we had approximately $1,388 in working capital, which, along with advances from our controlling stockholder, can satisfy our cash requirements for the next twelve months.

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

Under the supervision and with the participation of management, chiefly our President, who performs the functions of principal executive officer and principal accounting officer, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this quarterly report.

         Based on that evaluation, our President has concluded that these controls and procedures are effective. There have been no significant changes in our internal controls including those controls over financial reporting in this period or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On February 13, 2006, we effected a one-for-20 reverse split of our common stock, par value $0.0001 per share. In order to effect the reverse split, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada. Prior to the filing, the form of Certificate of Amendment was approved by consent executed by holders of 86.4% of our outstanding common stock and by the board of directors.


ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS

         Exhibit
         Number                         Description of Exhibit
         -------        --------------------------------------------------------

         31.1           Certification  of  Chief  Executive  Officer  and  Chief
                        Financial   Officer  pursuant  to  Section  302  of  the
                        Sarbanes Oxley Act of 2002.

         32.1           ertification  of  Chief  Executive  Officer  and  Chief
                        Financial   Officer  pursuant  to  Section  906  of  the
                        Sarbanes Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MGCC INVESTMENT STRATEGIES, INC.
                               -------------------------------------------------
                               (Registrant)


Date: May 15, 2006          By: /s/ Timothy P. Halter
                               -------------------------------------------------
                               Timothy P. Halter
                               President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and sole Director