Form 10-Q
period 2006-06-30
MGCC INVESTMENT STRATEGIES INC
filed 2006-08-14
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50883

MGCC INVESTMENT STRATEGIES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

No. 56 Lingxi Street
Taihe District
Jinzhou City, Liaoning
People’s Republic of China, 121013
(Address of principal executive offices, Zip Code)

(86) 0416-5186632
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2006 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,959,994

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MGCC Investment Strategies Inc.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30 (unaudited)		Six months ended June 30 (unaudited)
	2006	2005	2006	2005
Revenue
Sales	$18,813,107	$15,751,765	$33,606,328	$25,568,558
Cost of sales	(15,577,562)	(11,815,642)	(27,494,018)	(19,586,891)

Gross profit	3,235,545	3,936,123	6,112,310	5,981,667

Expenses
Administrative expenses	263,214	261,365	536,933	495,213
Amortization and depreciation	36,527	32,224	71,539	63,120
Other operating expenses	718	6,449	754	6,524
Selling expenses	541,057	756,678	1,235,629	1,111,994

	841,516	1,056,716	1,844,855	1,676,851

Income before the following items and taxes	2,394,029	2,879,407	4,267,455	4,304,816
Interest income	8,487	8,527	21,348	11,911
Other income	116,684	37,989	116,684	136,378
Finance costs	(195,593)	(212,889)	(453,994)	(372,279)

Income before income taxes	2,323,607	2,713,034	3,951,493	4,080,826
Income taxes - Note 5	(243,534)	(347,794)	(462,187)	(535,006)

Net income	$2,080,073	$2,365,240	$3,489,306	$3,545,820

Earnings per share: basic and diluted	$0.12	$0.14	$0.20	$0.21

Weighted average number of shares
outstanding:
basic and diluted	17,893,079	17,227,198	17,561,978	17,227,198

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Stated in US Dollars)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$12,282,042	$4,368,757
Restricted cash	3,249,749	3,597,609
Marketable securities	-	37,159
Trade receivables (net of allowance of doubtful accounts
of $39,068 in 2006 and $37,748 in 2005)	23,172,989	18,472,619
Bills receivable	5,218,710	3,528,649
Other receivables, prepayments and deposits - Note 7	468,618	392,906
Inventories - Note 8	10,520,050	7,807,610
Deferred taxes - Note 5	235,767	261,548

Total current assets	55,147,925	38,466,857
Know-how	1,433,434	1,421,556
Trademarks and patents	2,986	1,907
Property, plant and equipment, net - Note 9	10,696,999	10,648,082
Land use right - Note 10	571,421	580,020
Deposit for acquisition of property, plant and equipment	999,686	819,183
Deferred taxes - Note 5	176,076	152,316

TOTAL ASSETS	$69,028,527	$52,089,921

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Stated in US Dollars)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$13,605,486	$10,299,879
Bills payable	7,981,016	7,060,222
Other payables and accrued expenses - Note 11	791,971	709,822
Provision for warranty	1,290,273	914,403
Dividend payable	-	1,699,282
Income tax payable	148,417	161,277
Amount due to a stockholder	-	5,149
Amount due to a related company	64,480	-
Secured short-term bank loans - Note 12	7,493,911	7,431,813

Total current liabilities	31,375,554	28,281,847

Secured long-term bank loans - Note 12	4,995,941	4,954,542

TOTAL LIABILITIES	36,371,495	33,236,389

COMMITMENTS AND CONTINGENCIES - Note 13

STOCKHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares; $0.0001 par
value, none issued and outstanding
Common stock: authorized 90,000,000 shares $0.0001 par
value; issued and outstanding 23,959,994 shares in 2006;
issued and outstanding 17,227,198 shares in 2005	2,396	1,723
Additional paid-in capital - Note 14	22,140,143	11,998,377
Statutory and other reserves	2,347,848	2,347,848
Accumulated other comprehensive income	616,425	444,670
Retained earnings	7,550,220	4,060,914

TOTAL STOCKHOLDERS’ EQUITY	32,657,032	18,853,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,028,527	$52,089,921

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30 (Unaudited)
	2006	2005

Cash flows from operating activities
Net income	$3,489,306	$3,545,820
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	664,243	558,464
Amortization of trademarks and patents	185	170
Amortization of land use right	13,391	12,991
Deferred taxes	5,457	47,591
Recovery of obsolete inventories	(79,990)	(73,125)
Changes in operating assets and liabilities:
Trade receivables	(4,527,526)	(9,212,657)
Bills receivable	(1,653,822)	(203,337)
Other receivables, prepayments and deposits	(72,138)	(1,325,301)
Inventories	(2,556,444)	2,412,204
Trade payables	3,206,449	5,565,285
Bills payable	858,294	603,391
Other payables and accrued expenses	77,167	824,341
Provision for warranty	366,729	134,715
Income tax payable	(14,150)	249,576

Net cash flows (used in) provided by operating activities	(222,849)	3,140,128

Cash flows from investing activities
Payments to acquire trademarks and patents	(1,244)	-
Payments to acquire and for deposit for acquisition of
property, plant and equipment	(797,301)	(806,701)
Decrease in restricted cash	347,860	300,855
Proceeds from sales of marketable securities	37,317	-
Cash acquired from the RTO	419	-

Net cash flows used in investing activities	$(412,949)	$(505,846)

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Consolidated Statements of Cash Flows (Cont’d)
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30 (Unaudited)
	2006	2005
Cash flows from financing activities
Dividend paid to stockholders	$(1,706,516)	$(1,304,500)
Repayment of bank loans	-	(1,387,800)
Repayment to stockholders	(5,149)	-
Net proceeds from issuance of shares	10,142,020	100
Advance from a related company	64,480	-

Net cash flows provided by (used in) financing activities	8,494,835	(2,692,200)

Effect of foreign currency translation on cash and cash equivalents	54,248	-

Net increase (decrease) in cash and cash equivalents	7,913,285	(57,918)

Cash and cash equivalents - beginning of period	4,368,757	1,829,761

Cash and cash equivalents - end of period	$12,282,042	$1,771,843

Supplemental disclosures for cash flow information:
Non-cash financing activity:
Cash paid for:
Interest	$434,868	$362,552
Income taxes	$470,878	$237,839

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

1. Corporate information

MGCC Investment Strategies Inc. (the “Company”) was incorporated in State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to the Plan of Reorganization dated on June 22, 2006, the Company acquired 100% ownership interest in Wonder Auto Limited (“WAL”), a limited company incorporated in the British Virgin Islands, in consideration for the issuance of the Company’s 17,227,198 common shares (as adjusted for a 2.449719-for-1 forward stock split on July 26, 2006 (“Forward Stock Split”)) to the former stockholders of WAL (“WAL Former Stockholders”) and 3,899,996 shares as adjusted for Forward Stock Split to new investors.

The aforesaid transaction was completed on June 22, 2006 and thereafter WAL became a wholly owned subsidiary of the Company and WAL Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”).

Following the RTO, through WAL, the Company indirectly owned Man Do Auto Technology Co., Ltd. (“Man Do Auto”) and Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”). The entire issued and outstanding common stock of Man Do Auto is directly held by the WAL. In respect of Jinzhou Halla, 61% of its common stock is directly held by the WAL whilst 39% is indirectly held by the WAL through Man Do Auto.

2. Description of business

Following the reverse takeover transaction as detailed in note 3(ii), the Company commenced to be engaged in the manufacture and distribution of automotive electrical components, namely starters and alternators, in the PRC.

The products of the Company are suitable for use in various types of automobiles. However, the Company currently has more market presence in the sedan and passenger cars, pickup trucks and sport utility vehicles segments.

The customers include renowned automakers and automotive components suppliers in the PRC. As an integral part of developing customer relationship, the Company also offers to its customers product design and development services for their new car models or automotive components based on customers’ required specifications.

The raw materials used in production are mainly divided into four groups, namely metal parts, semiconductors, chemical and packaging materials.

It is the Company’s policy to only purchase raw materials from selected suppliers, both locally and overseas from South Korea because management believed that the South Korean suppliers provide the Company with goods that domestic manufacturers cannot produce consistently at a high quality.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

3. Basis of presentation

(i)
The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form S-1/A as filed with the Securities and Exchange Commission on August 7, 2006.

(ii)
Pursuant to the Plan of Reorganization dated on June 22, 2006, the Company issued 21,127,194 shares as adjusted of common stock, par value $0.0001 per share, to the stockholders of WAL (17,227,198 shares as adjusted for Forward Stock Split to WAL Former Stockholders and 3,899,996 shares as adjusted for Forward Stock Split to new investors), representing approximately 88.2% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of WAL.

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of WAL become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 2,832,800 shares of the Company outstanding prior to the RTO are accounted for at $419 of net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

4. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2006, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005
Beijing Hyundai Motor Company	$3,366,638	$1,785,634	$6,113,553	$1,785,634
Harbin Dongan Auto-Engine Company
Limited	299,849	1,198,859	1,595,159	2,727,738
Shenyang Aerospace Mitsubishi Motors
Engine Manufacturing Company
Limited	3,981,016	1,983,120	5,295,576	3,404,495

	$7,647,503	$4,967,613	$13,004,288	$7,917,867

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Allowance of doubtful accounts (cont’d)

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision to make a 50% provision for inventories aged over 1 year.

Historically, the actual net realizable value is close to the management estimation.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows :-

	Annual rate	Residual value
Buildings	3%	10%
Plant and machinery	9%	10%
Motor vehicles	9%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15%	Nil to 10%
Leasehold improvements	20%	Nil

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 30 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

5. Income taxes

BVI

WAL and Man Do Auto were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Enterprises income tax (“EIT”) to Jinzhou Halla in the PRC is charged at 27%, in which 24% for national tax and 3% for local tax, of the assessable profits. As approved by the local tax authority in the PRC, Jinzhou Halla was entitled to two years’ exemption from EIT followed by three years’ 50% tax reduction, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Jinzhou Halla was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

5. Income taxes (Cont’d)

The components of the provision for income taxes from continuing operations are :-

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005
Current taxes - PRC	$266,562	$411,510	$456,730	$487,415
Deferred taxes - PRC	(23,028)	(63,716)	5,457	47,591
	$243,534	$347,794	$462,187	$535,006

The expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005
Provision for income taxes at statutory
income tax rate	$627,374	$732,519	$1,066,903	$1,101,823
Non-deductible items for tax	37,620	2,461	37,650	7,580
Income not subject to tax	(20,678)	(39,391)	(22,932)	(39,391)
Tax concessions	(400,782)	(347,795)	(619,434)	(535,006)
	$243,534	$347,794	$462,187	$535,006

Deferred tax assets (liabilities) as of June 30, 2006 and December 31, 2005 are composed of the following :-

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
The PRC
Current deferred tax assets:
Allowance for doubtful debts	$5,274	$5,231
Provision for obsolete inventories	15,587	26,211
Provision for warranty	174,187	123,444
Accrued liabilities	40,719	37,188
Others	-	69,474

	$235,767	$261,548

Non current deferred tax assets(liabilities):
Depreciation of property, plant and equipment	$332,966	$298,021
Amortization of land use right	12,434	12,621
Amortization of know-how	(169,324)	(158,326)

	$176,076	$152,316

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

6. Comprehensive income

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005
Net income	$2,080,073	$2,365,240	$3,489,306	$3,545,820
Foreign currency translation adjustments	78,529	(4)	171,755	(480)
Total comprehensive income	$2,158,602	$2,365,236	$3,661,061	$3,545,340

7. Other receivables, prepayments and deposits

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Advances to staff	$212,981	$110,178
Value added tax and other tax recoverable	153,627	145,669
Prepayments	37,509	126,573
Other receivables	64,501	10,486
	$468,618	$392,906

8. Inventories

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Raw materials	$2,886,181	$2,733,814
Work-in-progress	491,378	301,958
Finished goods	7,257,949	4,965,991

	10,635,508	8,001,763
Provision for obsolete inventories	(115,458)	(194,153)
	$10,520,050	$7,807,610

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

9. Property, plant and equipment

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Costs:
Buildings	$4,941,103	$4,869,688
Plant and machinery	10,908,605	10,440,533
Furniture, fixtures and equipment	349,745	309,952
Tools and equipment	931,414	877,572
Leasehold improvements	117,538	24,773
Motor vehicles	383,260	341,337

	17,631,665	16,863,855
Accumulated depreciation	(6,934,666)	(6,215,773)

Net	$10,696,999	$10,648,082

An analysis of buildings, plant and machinery pledged to banks for banking loans (note 12a) is as follows :-

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Costs:
Buildings	$2,686,223	$3,810,749
Plant and machinery	3,842,590	2,663,964

	6,528,813	6,474,713
Accumulated depreciation	(1,785,606)	(1,593,770)

Net	$4,743,207	$4,880,943

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005

Depreciation	$89,079	$55,486	$177,792	$116,795

During the reporting periods, depreciation is included in :-

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005
Cost of sales and overheads of
inventories	$305,783	$243,344	$606,279	$508,504
Other	29,720	25,644	57,964	49,960

	$335,503	$268,988	$664,243	$558,464

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

10. Land use right

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Right to use land	$806,712	$800,027
Accumulated amortization	(235,291)	(220,007)

	$571,421	$580,020

The Company obtained the right from the relevant PRC land authority for a period from August 1996 to August 2026 to use the land on which the office premises, production facilities and warehouse of the Company are situated. This right was pledged to a bank for the bank loans granted to the Company (Note 12b).

During the six months ended June 30, 2006 and 2005, amortization amounted to $13,391 and $12,991 respectively.

11. Other payables and accrued expenses

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Accrued audit fee	$22,482	$110,114
Other accrued expenses	306,604	256,102
Other tax payable	182,303	12,479
Payable for acquisition of property, plant and equipment	91,502	166,789
Staff welfare payable - Note 11a	106,382	82,325
Other payables	82,698	82,013

	$791,971	$709,822

Note :-

a.
Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

12. Secured bank loans

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Bank loans repayable as follows:
Within 1 year	$7,493,911	$7,431,813
After 1 year but within 2 years	4,995,941	4,954,542

	$12,489,852	$12,386,355

As of June 30, 2006, the Company’s banking facilities are composed of the following :-

Facilities granted	Granted	Amount Utilized	Unused

Secured bank loans	$14,238,431	$12,489,852	$1,748,579

The above banking loans were secured by the following :-

(a)	Property, plant and equipment with carrying value of $4,743,207 respectively (note 9);

(b)	Land use right with carrying value of $571,421 (note 10); and

(c)
Guarantees executed by the Company’s sole director, Qingjie Zhao, who is also a stockholder of the Company holding 61.05% common stock of the Company; and by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang; and

(d)	All the bank loans are denominated in RMB and carry interest rates ranging from 7.254% to 7.488% per annum with maturity dates ranging from 1 year to 3 years.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

13. Commitments and contingencies

a. Capital commitment

As of June 30, 2006, the Company had capital commitments amounting to $644,010 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

13. Commitments and contingencies (Cont’d)

b. Operating lease arrangement

As of June 30, 2006, the Company had two non-cancelable operating leases for its warehouses. The leases will expire in 2006 and 2007 respectively and the expected payments are as follows :-

Year / period

Period from July 1, 2006 to December 31, 2006	$2,750
2007	1,279

$4,029

The rental expense relating to the operating leases was $2,731 and $1,235 for the six months ended June 30, 2006 and June 30, 2005 respectively.

14. Common stock and additional paid-in capital

	Common stock
	Number of shares as adjusted for Forward Stock Split	Amount	Additional paid-in capital

Balance, January 1, 2005 and
December 31, 2005	17,227,198	$1,723	$11,998,377
Recapitalization	2,832,800	283	136
Shares issued for proceeds of $12 million	3,899,996	390	11,999,610
Cost of raising capital	-	-	(1,857,980)

Balance, June 30, 2006	23,959,994	$2,396	$22,140,143

(a)
On June 22, 2006, the Company issued 21,127,194 shares of common stock, par value $0.0001 per share, to the stockholders of WAL, of which 17,227,198 shares to WAL Former Stockholders and 3,899,996 shares to new investors in exchange for 100% of the outstanding capital stock of WAL.

(b)	The Company’s issued and outstanding number of common stock immediately prior to the RTO is 2,832,800 shares are accounted for at $419 of net book value at the time of the RTO.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

14.	Common stock and additional paid-in capital (Cont’d)

(c)
On July 12, 2006, the board of the directors of the Company approved a 2.448719-for-1 Forward Stock Split in the form of a stock dividend. Immediately following the Forward Stock Split, the Company has 23,959,994 shares of common stock issued and outstanding. The effect of Forward Stock Split has been retroactively reflected in these financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the Forward Stock Split and its retroactive effects.

15. Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $239,304 and $178,322 for the six months ended June 30, 2006 and 2005 respectively.

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

16. Segment information

The Company is engaged in the manufacture and distribution of automotive electrical components including alternators and starters in the PRC. The Company has two reportable segments, alternators and starters, based on the type of products. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Alternators Six months ended June 30, (Unaudited)		Starters Six months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$20,587,603	$16,546,377	$13,018,725	$9,022,181	$33,606,328	$25,568,558
Interest income	12,969	7,708	8,201	4,203	21,170	11,911
Interest expenses	266,404	234,621	168,464	127,931	434,868	362,552
Amortization	8,317	8,517	5,259	4,644	13,576	13,161
Depreciation	547,367	466,488	116,876	91,976	664,243	558,464
Segment profit	1,580,963	2,275,423	2,371,173	1,805,689	3,952,136	4,081,112
Expenditure for segment assets	$487,948	$516,289	$309,353	$290,412	$797,301	$806,701

	Alternators Three months ended June 30, (Unaudited)		Starters Three months ended June 30, (Unaudited)		Total Three months ended June 30, (Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$11,456,221	$10,102,198	$7,356,886	$5,649,567	$18,813,107	$15,751,765
Interest income	5,104	5,487	3,325	3,040	8,429	8,527
Interest expenses	125,653	165,559	81,193	91,787	206,846	257,346
Amortization	4,139	4,198	2,669	2,383	6,808	6,581
Depreciation	272,997	229,785	62,506	39,203	335,503	268,988
Segment profit	937,076	1,599,185	1,387,132	1,114,058	2,324,208	2,713,243
Expenditure for segment assets	$89,539	$180,815	$62,357	$114,840	$151,896	$295,655

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Segment assets	$38,754,539	$35,053,650	$19,754,449	$16,990,104	$58,508,988	$52,043,754

16. Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005

Total consolidated revenue	$18,813,107	$15,751,765	$33,606,328	$25,568,558

Total profit for reportable segments	$2,324,208	2,713,243	$3,952,136	$4,081,112
Unallocated amounts relating to
operations:
Interest income	58	-	178	-
Other income	1,063	-	1,063	-
Interest expenses	(516)	-	(646)	-
Other general expenses	(1,206)	(209)	(1,238)	(286)

Income before income taxes	$2,323,607	$2,713,034	$3,951,493	$4,080,826

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Assets
Total assets for reportable segments	$58,508,988	$52,043,754
Cash and cash equivalents	10,517,272	9,008
Marketable securities	-	37,159
Other receivables	2,267	-

	$69,028,527	$52,089,921

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
	2006	2005	2006	2005

PRC	$18,132,618	$15,571,172	$32,775,779	$25,257,525
Others	680,489	180,593	830,549	311,033

Total	$18,813,107	$15,751,765	$33,606,328	$25,568,558

17. Subsequent events

Following the RTO as detailed elsewhere, Timothy Halter resigned as the sole director of the Company on July 9, 2006 and Qingjie Zhao was appointed as director of the Company on the same date.

On July 12, 2006, the board of the directors of the Company approved a 2.448719-for-1 Forward Stock Split in the form of a stock dividend. The record date for the stock dividend is July 25, 2006. Customary notification was provided to the NASDAQ Stock Market and it effected the Forward Stock Split on the OTCBB at the beginning of business on July 26, 2006. Immediately following the Forward Stock Split, the Company has 23,959,994 shares of common stock issued and outstanding.

On July 12, 2006, the board of directors of the Company approved, subject to receiving the approval of a majority of the shareholders of the common stock of the Company, an amendment to its Articles of Incorporation to change the name of the Company from “MGCC Investment Strategies Inc.” to “Wonder Auto Technology, Inc.”.

Shareholder approval for the change of name was obtained by written consent of Empower Century Limited and Choice Inspire Limited, which collectively own 14,627,200 shares as adjusted for Forward Stock Split of the Company’s common stock constituting 61.05% of its outstanding common stock. The change of name will not become effective until at least 20 days after the relevant Information Statement is first mailed to its shareholders and until the appropriate filings have been made with the Nevada Secretary of State.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-Q; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to “MGCC,” “Company,” “we,” “us,” or “our” are references to the combined business of MGCC Investment Strategies Inc. and its wholly-owned subsidiary, Wonder Auto Limited, along with Wonder Auto Limited’s wholly-owned subsidiaries which include Man Do Auto Technology Co. Ltd., a British Virgin Islands corporation, and Jinzhou Halla Electrical Equipment Co., Ltd., a corporation organized under the laws of the People’s Republic of China. References to “Wonder Auto” are references to Wonder Auto Limited and its subsidiaries listed above. References to “Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd. References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States. Unless otherwise specified, any references to the number of shares of our common stock has been adjusted for the 1 for 2.448719 forward stock split effected on July 26, 2006.

OVERVIEW

We are a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto Limited and its subsidiary Halla. Through its Halla operations, Wonder Auto operates as a China-based manufacturer of automotive electrical parts, specifically, starters and alternators. Wonder Auto’s business is focused on designing, developing, manufacturing and selling of these automotive electrical parts. Until our acquisition of Wonder Auto on June 22, 2006, our business strategy and ownership changed over the years as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Background and History.”

Our Background and History

MGCC Investment Strategies Inc., was incorporated in the State of Nevada on June 8, 2000. From inception until March 16, 2004, MGCC’s primary business strategy was to provide corporate finance consulting and management advisory services to emerging companies. MGCC had no business operations during this period.

On March 16, 2004, MyTop International Inc. (“MyTop”) purchased 1,025,000 shares of the common stock of MGCC and became the owner of approximately 96% of the issued and outstanding capital stock of MGCC.

After the stock acquisition, MyTop intended for MGCC to engage in business of developing hi-tech product manufacturing and services and entered into informal discussions with potential acquisition targets in China, but no agreements were reached.

On August 1, 2005, MyTop changed its name to Hisonic International, Inc. (“Hisonic”), and continued to own approximately 96% of the issued and outstanding capital stock of MGCC.

On December 19, 2005, Hisonic, as the principal stockholder of MGCC, entered into a stock purchase agreement with Halter Financial Investments, L.P. (“HFI”), pursuant to which Hisonic sold 1,000,000 shares of the common stock of MGCC to HFI for $300,000. As a result, HFI became the owner of approximately 86.4% of the issued and outstanding common stock of MGCC.

In connection with the sale of common stock to HFI, Timothy P. Halter was elected as MGCC’s Chairman of the Board, President, Chief Financial Officer and Secretary and MGCC effected a 20-for-1 reverse stock split in February 2006.

From the date of HFI’s stock acquisition until the reverse acquisition of Wonder Auto on June 22, 2006, MGCC engaged in no active operations. In connection with the reverse acquisition transaction, Wonder Auto became the wholly owned subsidiary of MGCC and is the holding company for all current commercial operations, which are conducted through a variety of subsidiary companies whose business operations originally commenced business in May 1996.

On July 26, 2006, we effected a 2.448719-for-1 forward stock split.

Background and History of Wonder Auto and its Operating Subsidiaries

Wonder Auto Limited was incorporated in British Virgin Islands in March 2004. Its wholly owned subsidiary Man Do Auto Technology Co. Ltd. was incorporated under the law of British Virgin Islands in 2003. Neither Wonder Auto Limited nor Man Do Auto Technology Co. Ltd. has any active business operations other than their ownership of Halla, which is the operating company that primarily manufactures our products. Halla was incorporated in March 1996 with a registered capital of $12 million. Over the years, Halla went through several ownership changes and is now 61% owned by Wonder Auto Limited and 39% owned by Man Do Auto Technology Co. Ltd.

Acquisition of Wonder Auto and Related Financing

On June 22, 2006, Wonder Auto Limited completed a private placement pursuant to which Wonder Auto Limited issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were subsequently exchanged for 3,899,996 shares of the common stock of MGCC in connection with the reverse acquisition transaction as discussed below.

In connection with the private placement, Wonder Auto Limited’s two stockholders, Choice Inspire Limited and Empower Century Limited, entered into an escrow agreement with the private placement investors.  Pursuant to the escrow agreement, such stockholders agreed to certain “make good” provisions.  In the escrow agreement, Wonder Auto Limited established minimum net income thresholds of $8,140,000 for the fiscal year ending December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007.  Choice Inspire Limited and Empower Century Limited deposited a total of 3,300,000 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of MGCC into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver 1,650,000 of such shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares.

In addition, on June 22, 2006, Empower Century Limited transferred 30.184824 shares of the common stock of Wonder Auto Limited to certain accredited investors in exchange for $8,000,000. Such shares were subsequently exchanged for 2,599,998 shares of the common stock of MGCC in connection with the reverse acquisition transaction as discussed below.

On June 22, 2006, we also completed a reverse acquisition transaction with Wonder Auto Limited whereby we issued to the stockholders of Wonder Auto Limited 21,127,194 shares of our common stock in exchange for all of the issued and outstanding capital stock of Wonder Auto Limited. Wonder Auto Limited thereby became our wholly owned subsidiary and the former stockholders of Wonder Auto Limited became our controlling stockholders. We plan to amend our Articles of Incorporation to change our name to Wonder Auto Technology, Inc. and expect the name change to become effective in or before August 2006.

Upon the closing of the reverse acquisition, Timothy Halter, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of MGCC that he held effective immediately and from his position as our director that became effective in July 2006. Qingjie Zhao was appointed to the board of the directors at the effective time of the resignation of Timothy Halter. In addition, our executive officers were replaced by the Wonder Auto executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Wonder Auto as the acquirer and MGCC as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Wonder Auto on a consolidated basis unless the context suggests otherwise.

The following analysis discusses changes in the financial condition and results of operations at and for the three month and six month periods ended on June 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Industry Wide Factors that are Relevant to Our Business

Management believes that the Chinese auto parts industry is expanding. According to the China Council for the Promotion of International Trade, individual vehicle ownership more than doubled to 13.65 million units in 2004 from 6.25 million units in 2000. According to the China Automotive Industry Yearbook (1955-2005), the Chinese automobile market maintained an average growth rate of 10% to 15% over the past 15 years. Estimated sales of automobiles are expected to be 6.4-6.6 million units in 2006 (Source: China Auto Industrial Association). Average growth of car sales in China is anticipated to be between 10 percent to 15 percent per year over the medium term (Source: Xinhua News Agency, March 17, 2006). Management believes that the increasing number of automobile sales will also increase the size of the automotive aftermarket. As the automotive aftermarket increases and vehicle owners use older automobiles, the need for replacement parts and maintenance increases. We believe this trend will create an increasing demand for our products.

Another important trend that has an effect on our financial condition is the increasing demand for automobiles that utilize small engines and automobiles that can be sold at a lower cost. Management believes that a variety of factors contribute to this increasing demand. The first factor is rising fuel prices. As fuel costs increase, consumers seek automobiles that utilize less fuel to save money. Our products are designed for use in these fuel-efficient vehicles. In addition, the Chinese government promulgated regulations in April 2006 that further encourage the consumption of small engine vehicles. These regulations provide for an upward adjustment of the tax rate applicable to larger vehicles in order to encourage consumers to purchase smaller engine vehicles. The top tax rate applicable to vehicles with engine displacements larger than 2 liters will be raised to as high as 20% from 8%. Since we manufacture auto parts for vehicles that do not fall within the category of vehicles subject to the increased taxes, we anticipate that we will benefit from this regulation because as more smaller engine vehicles are sold and the aftermarket in these vehicles increases, we believe there will be an increased demand for parts and maintenance for these vehicles.

We believe that other regulatory measures by the Chinese government will also contribute to the growth in demand for our products. The Measures for the Administration of Import of Automobile Components and Parts Featuring Complete Vehicles issued by the National Development and Reform Commission of the PRC Ministry of Finance and the Ministry of Commerce is a regulation that encourages automakers to use parts manufactured by local Chinese auto parts manufacturers. Pursuant to this regulation, which became effective on July 1, 2006, the Chinese government charges automakers a tariff of up to 25% if more than 40% of the components and parts of an automobile are imported. We believe that this regulation has a positive impact on the sales of our products.

We also believe that sales to foreign markets may represent an opportunity for us and we plan to enhance our sales efforts to foreign markets, which only account for a total of approximately 1.4% of our total sales in 2005. In 2003, we began to sell a small quantity of products directly to overseas customers. For the year ended December 31, 2005, we sold our products to consumers in South Korea, US and Turkey and we currently have non-binding letters of intent or agreements with several overseas companies.

Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough of our products to satisfy the increased demand for our products. In order to increase our capacity, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment. The utilization rates of our alternator and starter production lines as of December 31, 2005, were approximately 81% and 140%, respectively, assuming two work shifts per day of eight hours and five days per week. In order to meet the projected demand for our products for the foreseeable future, we need to build additional manufacturing lines. We have raised a total of $12 million in the private placement that we closed in June, 2006. We expect to use approximately $6 million of these funds to build additional production lines. We expect that these production lines will be operational by the beginning of 2007 and shall be able to satisfy the projected demands for our products for the foreseeable future.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes the results of our operations during the three months ended June 30, 2006 and ended June 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2006 to the three months ended June 30, 2005.

All amounts, other than percentages, in U.S. dollars

Item	3 Month Period Ended on 6/30/06		3 Month Period Ended on 6/30/05
	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales Revenue	$18,813	100%	$15,752	100%
Costs of Goods sold	15,578	82.80%	11,816	75.01%
Gross Profit	3,235	17.20%	3,936	24.99%
Expenses
Administrative expenses	263	1.40%	261	1.66%
Authorization and depreciation	37	0.19%	32	0.20%
Other operation expenses	1	0.00%	6	0.04%
Selling expenses	541	2.88%	757	4.80%
Total expenses	842	4.48%	1,056	6.70%
Income from continuing operations before taxes	2,324	12.35%	2,713	17.22%
Net income	2,080	11.06%	2,365	15.02%

Sales Revenues. Sales revenues increased $3.06 million, or 19.43% to $18.81 million for the three months ended June 30, 2006 from $15.75 million for the same period in 2005. This increase was mainly attributable to the increased market demand for our products due to growth in the small and medium engine sedan market. In addition, because of our expanded production capacity and increased cash flow, we also started to manufacture products with relatively lower profit margin as a strategy to increase our market share.

Cost of Goods Sold. Our cost of goods sold increased $3.76 million to $15.58 million for the three months ended June 30, 2006 from $11.82 million during the same period in 2005. This increase was due to the increase of the sales revenue. As a percentage of net revenues, the cost of goods sold increased to 82.80% during the three months ended June 30, 2006 from 75.01% in the same period of 2005. Such decrease of gross margin was mainly attributable to the increased costs of several raw materials. The prices of these raw materials has become stable as of the time of this report.. In addition, the fact that we had several projects with usually high profit margin in the second fiscal quarter of 2005 also contributes to the decrease of gross margin in the same period of 2006.

Gross Profit. Our gross profit decreased $0.70 million to $3.24 million for the three months ended June 30, 2006 from $3.94 million for the same period in 2005. Gross profit as a percentage of net revenues was 17.20% for the three-month period ended June 30, 2006, as compared to 24.99% during the same period in 2005. Such decrease was due to the same reason as stated above.

Administrative Expenses. Our administrative expenses increased $1,849, or 0.71%, to $263,000 for the three months ended June 30, 2006 from $261,000 for the same period in 2005. As a percentage of net revenues, administrative expenses decreased to 1.40% for the three months ended June 30, 2006 from 1.66% for the same period in 2005. This percentage decrease was primarily attributable to more efficient controls of our administrative expenses.

Amortization and depreciation. Our amortization and depreciation expenses increased $4,303, or 13.35%, to $37,000 for the three months ended June 30, 2006 from $32,000 for the same period in 2005. As a percentage of net revenues, expenses associated with amortization and depreciation decreased to 0.19% for the three months ended June 30, 2006 from 0.20% for the same period in 2005.

Selling expenses. Our selling expenses decreased $0.21 million to $0.54 million for the three months ended June 30, 2006 from $0.76 million for the same period in 2005. As a percentage of net revenues, our selling expenses decreased to 2.88% for the three months ended June 30, 2006 from 4.80% for the same period in 2005. This decrease was primarily attributable to more efficient controls of our selling expenses.

Total expenses. Our total expenses decreased $0.22 million to $0.84 million for the three months ended June 30, 2006 from $1.06 million for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 4.47% for the three months ended June 30, 2006 from 6.71% for the same period in 2005. This decrease was primarily attributable to more efficient controls of our selling expenses.

Income from operations before taxes. Income from operations before taxes decreased $0.39 million, or 14.35%, to $2.32 million during the three months ended June 30, 2006 from $2.71 million during the same period in 2005. Income from operations before taxes as a percentage of net revenues decreased to 12.35% during the three months ended June 30, 2006 from 17.22% during the same period in 2005.

Provision for income taxes. Our subsidiary Halla is subject to Chinese enterprises income tax (“EIT”) at a rate of 27% of the assessable profits, consisting of a 24% national tax and a 3% local tax. As approved by the local tax authority in the PRC, Halla was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Halla, as a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Halla was approved to enjoy a further 50% tax exemption for 2006, 2007 and 2008.

In addition, as a FIE, Halla was entitled to another two special tax concessions. First, equivalent to 40% of the purchase price of qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule can be used to offset against EIT. Second, if there is a 10% increase of the domestic development expenses in the current year over the prior year, amount equivalent to 50% of the current year’s expenses can be used to offset against EIT.

Provision for income taxes decreased approximately $0.11 million to $0.24 million during the three months ended June 30, 2006 from $0.35million during the same period in 2005. Our effective tax rate for the three months ended June 30, 2006, was 13.5%. Our 2006 effective tax rate is expected to be 13.5%

Net income. Net income decreased $0.29 million, or 12.06%, to $2.08 million during the three months ended June 30, 2006 from $2.37 million during the same period in 2005, as a result of the factors described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes the results of our operations during the six months ended June 30, 2006 and ended June 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended June 30, 2006 to the six months ended June 30, 2005.

All amounts, other than percentages, in U.S. dollars

Item	6 Month Period Ended on 6/30/06		6 Month Period Ended on 6/30/05
	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales Revenue	$33,606	100%	$25,569	100%
Costs of Goods sold	27,494	81.81%	19,587	76.60%
Gross Profit	6,112	18.19%	5,982	23.40%
Expenses
Administrative expenses	537	1.60%	495	1.94%
Authorization and depreciation	72	0.21%	63	0.25%
Other operation expenses	1	0.00%	7	0.03%
Selling expenses	1,236	3.68	1,112	4.35%
Total expenses	1,845	5.49%	1,677	6.56%
Income from continuing operations before taxes	3,951	11.76%	4,081	15.96%
Net income	3,489	10.38%	3,546	13.87%

Sales Revenues. Sales revenues increased $8.04 million, or 31.44% to $33.61 million for the six months ended June 30, 2006 from $25.57 million for the same period in 2005. This increase was mainly attributable to the increased market demand for our products due to growth in the small and medium engine sedan market. In addition, because of our expanded production capacity and increased cash flow, we also started to manufacture products with relatively lower profit margin as a strategy to increase our market share.

Cost of Goods Sold. Our cost of goods sold increased $7.91 million to $27.49 million for the six months ended June 30, 2006 from $19.59 million during the same period in 2005. This increase was due to the increase of the sales revenue. As a percentage of net revenues, the cost of goods sold increased to 81.81% during the six months ended June 30, 2006 from 76.61% in the same period of 2005. Such decrease of gross margin was mainly attributable to the increased costs of several raw materials. The prices of these raw materials has become stable as of the time of this report. In addition, the fact that we had several projects with usually high profit margin in the second fiscal quarter of 2005 also contributes to the decrease of gross margin in the same period of 2006.

Gross Profit. Our gross profit increased $0.13 million to $6.11 million for the six months ended March 31, 2006 from $5.98 million for the same period in 2005. Gross profit as a percentage of net revenues was 18.19% for the six-month period ended June 30, 2006 from 23.39% during the same period in 2005.

Administrative Expenses. Our administrative expenses increased $0.04 million, or 8.42%, to $0.54 million for the six months ended June 30, 2006 from $0.50 million for the same period in 2005. As a percentage of net revenues, administrative expenses decreased to 1.60 % for the six months ended June30, 2006 from 1.94 % for the same period in 2005. This percentage decrease was primarily attributable to more efficient controls of our administrative expenses.

Amortization and depreciation. Our amortization and depreciation expenses increased $0.01 million, or 13.34%, to $0.07 million for the six months ended June 30, 2006 from $0.06 million for the same period in 2005. As a percentage of net revenues, expenses associated with amortization and depreciation decreased to 0.21 % for the six months ended June 30, 2006 from 0.25 % for the same period in 2005.

Selling expenses. Our selling expenses increased $0.12 million to $1.24 million for the six months ended June 30, 2006 from $1.11 million for the same period in 2005. As a percentage of net revenues, our selling expenses decreased to 3.68% for the six months ended June 30, 2006 from 4.35% for the same period in 2005. This percentage decrease was primarily attributable to more efficient controls of our selling expenses.

Total expenses. Our total expenses increased $0.16 million to $1.84 million for the six months ended June 30, 2006 from $1.68 million for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 5.49 % for the six months ended June 30, 2006 from 6.56 % for the same period in 2005. This increase was primarily attributable to the increase of the sales volume and the expansion of our customer base. We believe such increase is consistent with the increase of sales revenue.

Income from operations before taxes. Income from operations before taxes decreased $0.13 million, or 3.19%, to $3.95 million during the six months ended June 30, 2006 from $4.08 million during the same period in 2005. Income from operations before taxes as a percentage of net revenues decreased to 11.76% during the six months ended June 30, 2006 from 15.96% during the same period in 2005.

Provision for income taxes. Our subsidiary Halla is subject to Chinese enterprises income tax (“EIT”) at a rate of 27% of the assessable profits, consisting of a 24% national tax and a 3% local tax. As approved by the local tax authority in the PRC, Halla was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Halla, as a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Halla was approved to enjoy a further 50% tax exemption for 2006, 2007 and 2008.

In addition, as a FIE, Halla was entitled to another two special tax concessions. First, equivalent to 40% of the purchase price of qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule can be used to offset against EIT. Second, if there is a 10% increase in the one year’s domestic development expenses over the prior year, amount equivalent to 50% of the current year’s expenses can be used to offset against EIT.

Provision for income taxes decreased $0.08 million to $0.46 million during the six months ended June 30, 2006 from $0.54 during the same period in 2005. Our effective tax rate for the six months ended June 30, 2006, was 13.5%. Our 2006 effective tax rate is expected to be 13.5%

Net income. Net income decreased $0.06 million, or 1.59%, to $3.49 million during the six months ended June 30, 2006 from $3.55 million during the same period in 2005, as a result of the factors described above.

Allowance for doubtful debts

Our trade receivables totaled $23.17 million as of June 30, 2006, an increase of $4.70 million or 25.45% from $18.47 million in the year ended December 31, 2005. At the mean time, our allowance of doubtful accounts totaled $39,068 for six months ended June 30, 2006, a 3.5% increase from the $37,748 for the year ended December 31, 2005.

The seemingly disproportional increase of our trade receivable as compared to the increase of our allowance of doubtful accounts was mainly due to the increase of our sales revenue and our policy to generally account a trade receivable as a doubtful account only if it remains uncollected for more than one year. Our allowance for doubtful debts accounts for only an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationship with us and with good settlement history. In the absence of significant bad debt experience, the management considers the existing provisioning policy is adequate.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $12.28 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Prospectus.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2006	2005
Net cash (used in) provided by operating activities	$(223)	$3,140
Net cash used in investing activities	$(413)	$(506)
Net cash provided by (used in) financing activities	$8,495	$(2,692)
Net cash flow	$7,913	$(58)

Operating Activities:

Net cash used for operating activities was $0.22 million for the six months period ended June 30, 2006 which is a decrease of $3.36 million from the $3.14 million net cash provided by operating activities for the same period in 2005. The decrease was mainly due to the increased bills receivables and accounts receivables caused by the increased number of new customers in the first six months of 2006.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used for investing activities in the six month period ended June 30, 2006 was $0.41 million, which is a decrease of $0.10 million from net cash used for investing activities of $0.51 million in the same period of 2005 due to a $37,317 received from sales of marketable securities and decrease in restricted cash.

Financing Activities:

Net cash provided by financing activities in the six month period ended June 30, 2006 totaled $8.49 million as compared to $2.69 million used for financing activities in the same period of 2005. The increase of the cash provided by financing activities was mainly attributable to a $10.14 million net proceeds from the private placement transaction in June 2006.

Our debt to equity ratio was 53% as of June 30, 2006. We plan to maintain our debt to equity ratio below 60%, increase the long-term loans, decrease the short-term loans and increase of the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of June 30, 2006, the maturities for these bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars
Banks	Amounts	Beginning	Ending	Duration
Jinzhou City Commercial Bank	$4.98 (RMB 40)	Sep 30,2005	Sep 27,2008	3 years
China Construction Bank	$4.98 (RMB 40)	July 8, 2005	July 7, 2006	1 year
China Construction Bank	$2.49 (RMB 20)	Oct 18, 2005	Oct 17, 2006	1 year
Total	$12.45

As shown in the above table, we have $7.47 million in loans maturing in or before November 2006. We plan to either repay this debt as it matures or refinance this debt with other debt.

In June 2006, prior to the consummation of the share exchange with us, Wonder Auto Limited completed a private placement of its common shares to certain accredited investors who are among the selling stockholders listed in this registration statement. As a result of this private placement, Wonder Auto raised $12 million in gross proceeds, which left Wonder Auto Limited with approximately $10 million in net proceeds after the deduction of offering expenses in the amount of approximately $2 million. We plan to use approximately $2 million of the net proceeds on purchasing research and development equipments, approximately $6 million on building new production lines, $0.65 on infrastructure and $1.35 million as our working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

Our current material capital expenditure requirements are approximately $10 million which will be used in the next 6 months for the purposes of the updating and expansion of our production lines, equipments, facilities and research and development equipments so as to meet our production requirements in 2007. In addition, we expect that an additional $5 million working capital will be needed to maintain our business operations in the next twelve months which will be raised through bank loans. We repaid the $4.98 million bank loan matured on July 7, 2006 and obtained a new loan in the same amount. In the incoming 12 months, we have a $2.49 million bank loan that will mature on October 17, 2006. We plan to replace such loan with a new bank loan in the same amount. We believe we maintain a good working relationship with banks and do not expect any material difficulties in getting such new loans.

We believe that our currently available working capital, after receiving the aggregate proceeds of Wonder Auto’s capital raising activities, the credit facilities referred to above and the expected additional credit facility, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Use of estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

•
Allowance of doubtful accounts: The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 100% of gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

•
Inventories: Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general provision to make a 50% provision for inventories aged over 1 year.

Historically, the actual net realizable value is close to the management estimation.

•
Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual rate	Residual value
Buildings	3%	10%
Plant and machinery	9%	10%
Motor vehicles	9%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15%	Nil to 10%
Leasehold improvements	20%	Nil

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

•
Revenue recognition: Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

•
Recently issued accounting pronouncements. In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.4% and 5.85% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months , respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2006 would decrease net income before provision for income taxes by approximately $0.03 million for the three months ended June 30, 2006. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the our Chief Executive officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There are several material risks associated with us. You should carefully consider the risks and uncertainties described below. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR BUSINESS

A large percentage of our revenues are derived from sales to a limited number of customers and our business will suffer if sales to these customers decline.

A significant portion of our revenues historically have been derived from a limited number of customers. Four customers -- Beijing Hyundai, Shenyang AeroSpace Mitsubishi, Dongfeng YueDa Kia Motors Co., Ltd. and Harbin Dongan -- accounted for approximately 45% of our sales in 2005. Any significant reduction in demand for vehicles manufactured by any of these major customers for which we produce parts and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

Our revenues will decrease if there is less demand for vehicles in which our products are installed.

We sell our products primarily to manufacturers of sedans and passenger vehicles. If sales of sedans and passenger vehicles decrease, demand for our products and our revenues would likewise decrease.

If the pricing and terms on which we purchase raw materials and component parts from our suppliers unfavorably change, we may become unable to produce and market our products on favorable terms.

We purchase from over 40 suppliers located primarily in Asia the raw materials and component parts which we use to manufacture our products. The raw materials that we use are mainly divided into four categories: metal parts, semiconductors, chemicals and packaging materials. Our primary vendors and suppliers include YingKou Die-Casting Co., Ltd., JinZhou Dongwoo Precision Co. Ltd, S.W.T., JinZhou ChangZe Machinery Plant, JinZhou HunHua Electrical Equipment Co., Ltd. and TianJin Showa Enamelled Wire Co. Ltd. If these or any other important suppliers are unable or unwilling to provide us with such raw materials and/or component parts on terms favorable to us, we may be unable to produce certain products, which could result in a decrease in revenue and damage to our reputation in our industry. If the prices of raw materials needed for our products increase, and we cannot pass these price increases on to our customers, our profit margins and operating results will suffer.

If our customers and/or the ultimate consumers of the vehicles which use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are used primarily on sedans and passenger vehicles. Significant property damage, personal injuries and even death can result from malfunctioning vehicles. If our products are not properly designed, built or installed and/or if people are injured as a result of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We do not have product liability insurance. The publicity surrounding these sorts of claims is also likely damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

We face strong competition from both Chinese and international competitors in the auto parts manufacturing industry.

We compete worldwide with a number of other global and PRC-based manufacturers and distributors that produce and sell products similar to ours. Price, quality, and technological innovation are the primary elements of competition. Our main competitors are located in China, including Shanghai Valeo Automotive Electrical Systems Co. Ltd , Hubei Shendian Auto Motor Co. Ltd. (a joint venture of Hubei Shendian and U.S. Ramy) and Zhongqi Changdian Co. Ltd. After China lifted its protections to infant industries, we have seen an increasing competition from multinational auto parts manufacturers and expect this trend to continue. Currently, our primary international competitors include VALEO (France), BOSCH (German), RAMY (U.S.), Mitsubishi Motor (Japan) and Denso (Japan). We are not as large as a number of our competitors and do not have the brand recognition or substantial financial or other resources of some of our competitors.

Our business may adversely change due to the cyclical nature of the vehicular markets we serve.

Our financial performance depends, in large part, on the varying conditions in the automotive markets that we serve. The volume of automotive production in Asia, North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. These fluctuations in demand in the automotive industry often are in response to overall economic conditions, but also are a reaction to certain external factors, such as changes in interest rate levels, vehicle manufacturer incentive programs, changes in fuel costs, consumer spending and confidence and environmental issues. If the automotive market experiences a downturn due to poor overall economic conditions or adverse changes in the external influences upon our business, our results of operations and business will suffer.

Our products are subject to recall for performance related issues.

Like many other participants in the automotive industry, we are at risk for product recall costs. Product recall costs are costs incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results. As of July 31, 2006, our products have not been the subject of an open recall.

Our results of operation could be adversely affected by high price of gasoline.

The demand for our products depends, in large part, on the demand from the automobile markets we serve and on other economic metrics, such as gasoline prices, which influence industry demand. A prolonged increase in the market price of gasoline and other fuel products may result in less disposable income of consumers and lower spending by consumers on automobiles and automobile parts. This could result in a decreased demand for our products which could negatively affect our results of operations. On the other hand, an increase in the price for gasoline could also lead to an increased demand for small engine automobiles, the main automobile sector we serve, and therefore, benefit us. Since gasoline prices are at unprecedently high levels in the United States, it is difficult to predict the precise long term economic effects of high gasoline prices on the economy, the automobile industry generally or our results of operations.

We might fail to adequately protect our intellectual property and third parties may claim that our products infringe upon their intellectual property.

As part of our business strategy, we intend to accelerate our investment in new products and process technologies in an effort to strengthen and differentiate our product portfolio. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, Wonder Auto holds five patents and has 19 pending patent applications. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our automotive electrical component products.

Our business plan is to significantly grow our operations by meeting the anticipated growth in demand for existing products, and by introducing new product offerings. Our planned growth includes the construction of new production lines to be put into operation over the next twelve months. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

To accommodate this growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage existing and additional employees. Funding may not be available in a sufficient amount or on favorable terms, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Qingjie Zhao, our sole director, Chief Executive Officer, President and Secretary, Yuncong Ma, our Chief Operating Officer, Seuk Jun Kim, our Vice President of Research and Development, Meirong Yuan, our Chief Financial Officer, Yuguo Zhao, our Vice President of Sales and Yongdong Liu, our Vice President of Production. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Mr. Qingjie Zhao’s association with other businesses could impede his ability to devote ample time to our business and could pose conflicts of interest.

Mr. Qingjie Zhao, our CEO, President, Secretary, director and beneficial owner of 61.05% of our common stock, serves as an executive director and is a 17% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange (which is principally engaged in the manufacture and sale of specialty packaging machinery to the Chinese pharmaceutical market), and an executive director and 10.96% owner of Jinheng Holdings (which is principally engaged in the manufacture and sale of automotive airbag safety systems in China). As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, their existing responsibilities to other entities may limit the amount of time they can spend on our affairs. Mr. Zhao devotes approximately 85% of his business time to the affairs of Wonder Auto and approximately 15% of his business time to the affairs of other companies. Mr. Zhao’s decision making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Mr. Zhao works about 75 hours per week altogether.

We do not have any independent directors and there is no assurance that any independent directors will be appointed or what their qualifications may be if they are appointed.

We currently have only one director, Qingjie Zhao, who is also our CEO, President, Secretary and the beneficial owner of 61.05% of our common stock. Therefore, we do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or Nasdaq, but we may not be able to identify independent directors qualified to be on our board.

We bear the risk of loss in shipment of our products and have no insurance to cover such loss.

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products. We do not insure this risk. While we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005, accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●	Level of government involvement in the economy;

●	Control of foreign exchange;

●	Methods of allocating resources;

●	Balance of payments position;

●	International trade restrictions; and

●	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state owned enterprises still constitute a large portion of the Chinese economy, weak corporate governance and lack of flexible currency exchange policy in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of August 4, 2006, the closing bid and asked prices for our common stock were $4.60 per share and therefore, it is designated a “penny stock.” Although since June 22, 2006, we have met the net worth exemption from the “penny stock” definition, no assurance can be given that such exemption will be maintained. As a “penny stock,” our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Mr. Qingjie Zhao, our sole director, CEO, President and Secretary, is the beneficial owner of approximately 61.05% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 22, 2006, we issued 21,127,194 shares of our common stock to stockholders of Wonder Auto in exchange for all of the issued and outstanding capital stock of Wonder Auto. The number of our shares issued to the stockholders of Wonder Auto was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGCC INVESTMENT STRATEGIES INC.

DATED: August 14, 2006	By:	/s/ Meirong Yuan
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.