Form 10-Q/A
period 2006-06-30
Wonder Auto Technology, Inc
filed 2006-09-15
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50883

WONDER AUTO TECHNOLOGY, INC.
(Formally known as MGCC Investment Strategies Inc.)
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

EXPLANATORY NOTE

Wonder Auto Technology, Inc., formerly known as MGCC Investment Strategies Inc. (the “Company”) is filing this amendment to its quarterly report on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the “Original Filing”) to correct the following errors that appear in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005: (1) on page 2 of the Original Filing, the net of allowance of doubtful accounts in 2005 is listed as $37,748, but should be $38,745; and (2) on page 7 of the Original Filing, the last paragraph of Note 3 to the financial statements has been deleted.

This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred after August 14, 2006, the date of the Original Filing. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MGCC Investment Strategies Inc.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenue
Sales	$18,813,107	$15,751,765	$33,606,328	$25,568,558
Cost of sales	(15,577,562)	(11,815,642)	(27,494,018)	(19,586,891)

Gross profit	3,235,545	3,936,123	6,112,310	5,981,667

Expenses
Administrative expenses	263,214	261,365	536,933	495,213
Amortization and depreciation	36,527	32,224	71,539	63,120
Other operating expenses	718	6,449	754	6,524
Selling expenses	541,057	756,678	1,235,629	1,111,994

	841,516	1,056,716	1,844,855	1,676,851

Income before the following items and taxes	2,394,029	2,879,407	4,267,455	4,304,816
Interest income	8,487	8,527	21,348	11,911
Other income	116,684	37,989	116,684	136,378
Finance costs	(195,593)	(212,889)	(453,994)	(372,279)

Income before income taxes	2,323,607	2,713,034	3,951,493	4,080,826
Income taxes - Note 5	(243,534)	(347,794)	(462,187)	(535,006)

Net income	$2,080,073	$2,365,240	$3,489,306	$3,545,820

Earnings per share: basic and diluted	$0.12	$0.14	$0.20	$0.21

Weighted average number of shares
outstanding:
basic and diluted	17,893,079	17,227,198	17,561,978	17,227,198

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Stated in US Dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$12,282,042	$4,368,757
Restricted cash	3,249,749	3,597,609
Marketable securities	-	37,159
Trade receivables (net of allowance of doubtful accounts
of $39,068 in 2006 and $38,745 in 2005)	23,172,989	18,472,619
Bills receivable	5,218,710	3,528,649
Other receivables, prepayments and deposits - Note 7	468,618	392,906
Inventories - Note 8	10,520,050	7,807,610
Deferred taxes - Note 5	235,767	261,548

Total current assets	55,147,925	38,466,857
Know-how	1,433,434	1,421,556
Trademarks and patents	2,986	1,907
Property, plant and equipment, net - Note 9	10,696,999	10,648,082
Land use right - Note 10	571,421	580,020
Deposit for acquisition of property, plant and equipment	999,686	819,183
Deferred taxes - Note 5	176,076	152,316

TOTAL ASSETS	$69,028,527	$52,089,921

See the accompanying notes to condensed consolidated financial statements

MGCC Investment Strategies Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Stated in US Dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$13,605,486	$10,299,879
Bills payable	7,981,016	7,060,222
Other payables and accrued expenses - Note 11	791,971	709,822
Provision for warranty	1,290,273	914,403
Dividend payable	-	1,699,282
Income tax payable	148,417	161,277
Amount due to a stockholder	-	5,149
Amount due to a related company	64,480	-
Secured short-term bank loans - Note 12	7,493,911	7,431,813

Total current liabilities	31,375,554	28,281,847

Secured long-term bank loans - Note 12	4,995,941	4,954,542

TOTAL LIABILITIES	36,371,495	33,236,389

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

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Beijing Hyundai Motor Company	$3,366,638	$1,785,634	$6,113,553	$1,785,634
Harbin Dongan Auto-Engine Company
Limited	299,849	1,198,859	1,595,159	2,727,738
Shenyang Aerospace Mitsubishi Motors
Engine Manufacturing Company
Limited	3,981,016	1,983,120	5,295,576	3,404,495

	$7,647,503	$4,967,613	$13,004,288	$7,917,867

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

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

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

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (Cont’d)

The components of the provision for income taxes from continuing operations are :-

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Current taxes - PRC	$266,562	$411,510	$456,730	$487,415
Deferred taxes - PRC	(23,028)	(63,716)	5,457	47,591

	$243,534	$347,794	$462,187	$535,006

The expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Provision for income taxes at statutory
income tax rate	$627,374	$732,519	$1,066,903	$1,101,823
Non-deductible items for tax	37,620	2,461	37,650	7,580
Income not subject to tax	(20,678)	(39,391)	(22,932)	(39,391)
Tax concessions	(400,782)	(347,795)	(619,434)	(535,006)

	$243,534	$347,794	$462,187	$535,006

Deferred tax assets (liabilities) as of June 30, 2006 and December 31, 2005 are composed of the following :-

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
The PRC
Current deferred tax assets:
Allowance for doubtful debts	$5,274	$5,231
Provision for obsolete inventories	15,587	26,211
Provision for warranty	174,187	123,444
Accrued liabilities	40,719	37,188
Others	-	69,474

	$235,767	$261,548

Non current deferred tax assets(liabilities):
Depreciation of property, plant and equipment	$332,966	$298,021
Amortization of land use right	12,434	12,621
Amortization of know-how	(169,324)	(158,326)

	$176,076	$152,316

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

6.	Comprehensive income

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Net income	$2,080,073	$2,365,240	$3,489,306	$3,545,820
Foreign currency translation adjustments	78,529	(4)	171,755	(480)

Total comprehensive income	$2,158,602	$2,365,236	$3,661,061	$3,545,340

7.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Advances to staff	$212,981	$110,178
Value added tax and other tax recoverable	153,627	145,669
Prepayments	37,509	126,573
Other receivables	64,501	10,486

	$468,618	$392,906

8.	Inventories

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$2,886,181	$2,733,814
Work-in-progress	491,378	301,958
Finished goods	7,257,949	4,965,991

	10,635,508	8,001,763
Provision for obsolete inventories	(115,458)	(194,153)

	$10,520,050	$7,807,610

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Costs:
Buildings	$4,941,103	$4,869,688
Plant and machinery	10,908,605	10,440,533
Furniture, fixtures and equipment	349,745	309,952
Tools and equipment	931,414	877,572
Leasehold improvements	117,538	24,773
Motor vehicles	383,260	341,337

	17,631,665	16,863,855
Accumulated depreciation	(6,934,666)	(6,215,773)

Net	$10,696,999	$10,648,082

An analysis of buildings, plant and machinery pledged to banks for banking loans (note 12a) is as follows :-

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Costs:
Buildings	$2,686,223	$3,810,749
Plant and machinery	3,842,590	2,663,964

	6,528,813	6,474,713
Accumulated depreciation	(1,785,606)	(1,593,770)

Net	$4,743,207	$4,880,943

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Depreciation	$89,079	$55,486	$177,792	$116,795

During the reporting periods, depreciation is included in :-

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Cost of sales and overheads of
inventories	$305,783	$243,344	$606,279	$508,504
Other	29,720	25,644	57,964	49,960

	$335,503	$268,988	$664,243	$558,464

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

10.	Land use right

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Right to use land	$806,712	$800,027
Accumulated amortization	(235,291)	(220,007)

	$571,421	$580,020

The Company obtained the right from the relevant PRC land authority for a period from August 1996 to August 2026 to use the land on which the office premises, production facilities and warehouse of the Company are situated. This right was pledged to a bank for the bank loans granted to the Company (Note 12b).

During the six months ended June 30, 2006 and 2005, amortization amounted to $13,391 and $12,991 respectively.

11.	Other payables and accrued expenses

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Accrued audit fee	$22,482	$110,114
Other accrued expenses	306,604	256,102
Other tax payable	182,303	12,479
Payable for acquisition of property, plant and equipment	91,502	166,789
Staff welfare payable - Note 11a	106,382	82,325
Other payables	82,698	82,013

	$791,971	$709,822

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

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

12.	Secured bank loans

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Bank loans repayable as follows:
Within 1 year	$7,493,911	$7,431,813
After 1 year but within 2 years	4,995,941	4,954,542

	$12,489,852	$12,386,355

As of June 30, 2006, the Company’s banking facilities are composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$14,238,431	$12,489,852	$1,748,579

The above banking loans were secured by the following :-

(a)	Property, plant and equipment with carrying value of $4,743,207 respectively (note 9);

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

14.	Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Forward		paid-in
	Stock Split	Amount	capital

Balance, January 1, 2005 and
December 31, 2005	17,227,198	$1,723	$11,998,377
Recapitalization	2,832,800	283	136
Shares issued for proceeds of $12 million	3,899,996	390	11,999,610
Cost of raising capital	-	-	(1,857,980)

Balance, June 30, 2006	23,959,994	$2,396	$22,140,143

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

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Alternators		Starters		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$20,587,603	$16,546,377	$13,018,725	$9,022,181	$33,606,328	$25,568,558
Interest income	12,969	7,708	8,201	4,203	21,170	11,911
Interest expenses	266,404	234,621	168,464	127,931	434,868	362,552
Amortization	8,317	8,517	5,259	4,644	13,576	13,161
Depreciation	547,367	466,488	116,876	91,976	664,243	558,464
Segment profit	1,580,963	2,275,423	2,371,173	1,805,689	3,952,136	4,081,112
Expenditure for segment assets	$487,948	$516,289	$309,353	$290,412	$797,301	$806,701

	Alternators		Starters		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$11,456,221	$10,102,198	$7,356,886	$5,649,567	$18,813,107	$15,751,765
Interest income	5,104	5,487	3,325	3,040	8,429	8,527
Interest expenses	125,653	165,559	81,193	91,787	206,846	257,346
Amortization	4,139	4,198	2,669	2,383	6,808	6,581
Depreciation	272,997	229,785	62,506	39,203	335,503	268,988
Segment profit	937,076	1,599,185	1,387,132	1,114,058	2,324,208	2,713,243
Expenditure for segment assets	$89,539	$180,815	$62,357	$114,840	$151,896	$295,655

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$38,754,539	$35,053,650	$19,754,449	$16,990,104	$58,508,988	$52,043,754

MGCC Investment Strategies Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

16.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Total consolidated revenue	$18,813,107	$15,751,765	$33,606,328	$25,568,558

Total profit for reportable segments	$2,324,208	2,713,243	$3,952,136	$4,081,112
Unallocated amounts relating to
operations:
Interest income	58	-	178	-
Other income	1,063	-	1,063	-
Interest expenses	(516)	-	(646)	-
Other general expenses	(1,206)	(209)	(1,238)	(286)

Income before income taxes	$2,323,607	$2,713,034	$3,951,493	$4,080,826

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$58,508,988	$52,043,754
Cash and cash equivalents	10,517,272	9,008
Marketable securities	-	37,159
Other receivables	2,267	-

	$69,028,527	$52,089,921

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

PRC	$18,132,618	$15,571,172	$32,775,779	$25,257,525
Others	680,489	180,593	830,549	311,033

Total	$18,813,107	$15,751,765	$33,606,328	$25,568,558

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

DATED: September 15, 2006

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Meirong Yuan
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