Form 10-Q
period 2006-09-30
Wonder Auto Technology, Inc
filed 2006-11-14
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50883

WONDER AUTO TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2006 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,959,994

-i-

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2006
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2006

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Balance Sheets	5 - 6

Condensed Consolidated Statements of Cash Flows	7 - 8

Notes to Condensed Consolidated Financial Statements	9 - 22

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenue
Sales	$19,458,451	$12,141,962	$53,064,779	$37,710,520
Cost of sales	(15,618,660)	(9,449,207)	(43,112,678)	(29,036,098)

Gross profit	3,839,791	2,692,755	9,952,101	8,674,422

Expenses
Administrative expenses	375,080	222,161	912,013	717,374
Amortization and depreciation	39,980	34,958	111,519	98,078
Other operating expenses	1,079	6,558	1,833	13,082
Selling expenses	659,759	476,465	1,895,388	1,588,459

	1,075,898	740,142	2,920,753	2,416,993

Income before the following items and taxes	2,763,893	1,952,613	7,031,348	6,257,429
Interest income	55,012	2,630	76,360	14,541
Other income	82,972	9,801	199,656	146,179
Finance costs	(253,001)	(201,904)	(706,995)	(574,183)
Professional fee for reverse takeover	(85,885)	-	(85,885)	-
Equity in net income of an unconsolidated affiliate	140,223	-	140,223	-

Income before income taxes	2,703,214	1,763,140	6,654,707	5,843,966
Income taxes - Note 5	(335,007)	(244,080)	(797,194)	(779,086)

Net income	$2,368,207	$1,519,060	$5,857,513	$5,064,880

Earnings per share: basic and diluted	$0.10	$0.09	$0.30	$0.29

Weighted average number of shares outstanding:
basic and diluted	23,959,994	17,227,198	19,718,086	17,227,198

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Stated in US Dollars)
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,206,352	$4,368,757
Restricted cash	4,425,965	3,597,609
Marketable securities	-	37,159
Trade receivables (net of allowance of doubtful accounts of $39,511 in 2006 and $38,745 in 2005) - Note 10(c)	25,732,026	18,472,619
Bills receivable	3,967,489	3,528,649
Other receivables, prepayments and deposits	701,672	392,906
Inventories - Note 7	12,519,338	7,807,610
Deferred taxes	266,581	261,548

Total current assets	57,819,423	38,466,857
Know-how	1,449,675	1,421,556
Trademarks and patents	7,827	1,907
Property, plant and equipment, net - Note 8	11,158,962	10,648,082
Land use right	571,097	580,020
Deposit for acquisition of property, plant and equipment	888,160	819,183
Investment in an unconsolidated affiliate - Note 4	5,005,031	-
Deferred taxes	189,773	152,316

TOTAL ASSETS	$77,089,948	$52,089,921

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Stated in US Dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$13,797,544	$10,299,879
Bills payable	6,947,251	7,060,222
Other payables and accrued expenses	703,453	709,822
Payable for acquisition of unconsolidated affiliate - Note 4	3,650,000	-
Provision for warranty - Note 9	1,351,785	914,403
Dividend payable	-	1,699,282
Income tax payable	269,924	161,277
Amount due to a stockholder	-	5,149
Amount due to a related company	64,480	-
Secured short-term bank loans - Note 10	14,970,695	7,431,813

Total current liabilities	41,755,132	28,281,847

Secured long-term bank loans - Note 10	-	4,954,542

TOTAL LIABILITIES	41,755,132	33,236,389

COMMITMENTS AND CONTINGENCIES - Note 11

STOCKHOLDERS’ EQUITY
Preferred stock: authorized 10,000,000 shares; $0.0001 par value, none issued and outstanding
Common stock: authorized 90,000,000 shares $0.0001 par value; issued and outstanding 23,959,994 shares in 2006;issued and outstanding 17,227,198 shares in 2005- Note 12	2,396	1,723
Additional paid-in capital - Note 12	22,140,143	11,998,377
Statutory and other reserves	2,347,848	2,347,848
Accumulated other comprehensive income	926,002	444,670
Retained earnings	9,918,427	4,060,914

TOTAL STOCKHOLDERS’ EQUITY	35,334,816	18,853,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,089,948	$52,089,921

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2006	2005

Cash flows from operating activities
Net income	$5,857,513	$5,064,880
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	1,030,576	862,842
Amortization of trademarks and patents	431	258
Amortization of land use right	20,242	19,808
Deferred taxes	(34,043)	45,050
Recovery of obsolete inventories	(69,708)	(52,423)
Equity in net income of an unconsolidated affiliate	(140,223)	-
Changes in operating assets and liabilities:
Trade receivables	(6,841,892)	(11,824,833)
Bills receivable	(366,251)	1,492,331
Other receivables, prepayments and deposits	(297,497)	(33,144)
Inventories	(4,453,132)	209,769
Trade payables	3,269,026	6,498,379
Bills payable	(250,718)	5,077,282
Other payables and accrued expenses	(21,153)	410,033
Provision for warranty	416,125	102,202
Income tax payable	104,660	140,806

Net cash flows (used in) provided by operating activities	(1,776,044)	8,013,240

Cash flows from investing activities
Payments to acquire trademarks and patents	(6,268)	-
Payments to acquire and for deposit for acquisition of
property, plant and equipment	(1,380,935)	(1,558,316)
Decrease in restricted cash	(828,356)	(2,574,829)
Proceeds from sales of marketable securities	37,608	-
Cash acquired from the RTO	419	-
Payment to acquire an unconsolidated affiliate	(1,200,000)	-

Net cash flows used in investing activities	$(3,377,532)	$(4,133,145)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2006	2005
Cash flows from financing activities
Dividend paid to stockholders	$(1,707,724)	$(3,027,254)
Repayment of bank loans	(10,309,721)	(8,770,854)
Repayment to stockholders	(5,149)	-
New bank loan	12,631,366	12,266,928
Net proceed from issue of shares	10,142,020	-
Advance from a related company	64,480	-

Net cash flows provided by financing activities	10,815,272	468,820

Effect of foreign currency translation on cash and cash
Equivalents	175,899	89,353

Net increase in cash and cash equivalents	5,837,595	4,438,268

Cash and cash equivalents - beginning of period	4,368,757	1,829,761

Cash and cash equivalents - end of period	$10,206,352	$6,268,029

Supplemental disclosures for cash flow information:
Non-cash investing and financing activities:

Outstanding payable for acquisition of an unconsolidated affiliate	$3,650,000	$-

Cash paid for:
Interest	$605,319	$391,724
Income taxes	$726,578	$593,124

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

1. Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America under the symbol “WATG.OB.”

Pursuant to the Plan of Reorganization dated on June 22, 2006 (the “Plan of Reorganization”), the Company acquired 100% ownership interest in Wonder Auto Limited (“WAL”), a limited company incorporated in the British Virgin Islands, in consideration for the issuance of the Company’s 17,227,198 common shares (as adjusted for a 2.449719-for-1 forward stock split on July 26, 2006 (“Forward Stock Split”)) to the former stockholders of WAL (“WAL Former Stockholders”) and 3,899,996 shares as adjusted for Forward Stock Split to new investors.

The Plan of Reorganization was completed on June 22, 2006 and thereafter WAL became a wholly owned subsidiary of the Company and WAL Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”).

Following the RTO, through WAL, the Company indirectly owned Man Do Auto Technology Co., Ltd. (“Man Do Auto”) and Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”). The entire issued and outstanding common stock of Man Do Auto is directly held by WAL. In respect of Jinzhou Halla, 61% of its common stock is directly held by WAL whilst 39% is indirectly held by WAL through Man Do Auto.

On August 23, 2006 (“Date of Acquisition”), the Company’s wholly owned subsidiary, WAL, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands corporation, which held a 50% equity interest in Jinzhou Dong Woo Precision Co. Ltd. (“Dong Woo”). The remaining 50% equity interest is held by two independent third parties in equal proportion (that is 25% each). Dong Woo was established in the People’s Republic of China and is a supplier of raw materials to WAL. More details and accounting treatment on investment in Dong Woo are set out in note 4.

2. Description of business

Following the RTO described in note 3(ii), the Company commenced to be engaged in the manufacture and distribution of automotive electrical components, namely starters and alternators, in the PRC.

The products of the Company are suitable for use in various types of automobiles. However, the Company currently has more market presence in the sedan and passenger cars, pickup trucks and sport utility vehicles segments.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

2. Description of business (Cont’d)

The customers include major automakers and automotive components suppliers in the PRC. As an integral part of developing customer relationship, the Company also offers to its customers product design and development services for their new car models or automotive components based on customers’ required specifications.

The raw materials used in production are mainly divided into four groups, namely metal parts, semiconductors, chemical and packaging materials.

It is the Company’s policy to only purchase raw materials from selected suppliers, both locally and overseas from South Korea because management believes that the South Korean suppliers provide the Company with goods that domestic PRC manufacturers cannot produce consistently at a high quality.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form S-1/A as filed with the Securities and Exchange Commission on November 2, 2006 which became effective November 8, 2006.

(ii)
Pursuant to the Plan of Reorganization, on June 22, 2006, the Company issued 21,127,194 shares as adjusted of common stock, par value $0.0001 per share, to the stockholders of WAL (17,227,198 shares as adjusted for Forward Stock Split to WAL Former Stockholders and 3,899,996 shares as adjusted for Forward Stock Split to new investors), representing approximately 88.2% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of WAL.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2006, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the billed amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain an allowance for bills receivable in the absence of a bad debt experience with the applicable customer and the payments are undertaken by the banks.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Beijing Hyundai Motor Company	$3,764,316	$2,328,702	$9,897,869	$4,114,336
Harbin Dongan Auto-Engine Company Limited	2,791,369	1,516,371	4,386,528	4,244,109
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Company Limited	4,799,022	1,431,763	10,094,598	4,836,258

	$11,354,707	$5,276,836	$24,378,995	$13,194,703

Allowance for doubtful accounts

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

Based on the above assessment, management has established a general provisioning policy that has been in effect during 2005 and 2006 for allowances equivalent to 100% of the gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual	Residual
	rate	value

Buildings	3%	10%
Plant and machinery	9%	10%
Motor vehicles	9%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15%	Nil to 10%
Leasehold improvements	20%	Nil

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the term of the lease of 30 years obtained from the relevant PRC land authority.

Investment in an affiliate

The Company acquired a 50% equity interest in Dong Woo on August 23, 2006 at a cash purchase price of $4.85 million, payment of which is contingent on whether Dong Woo can attain a net income of $1.63 million for the fiscal year ending December 31, 2006. If Dong Woo fails to attain $1.63 million, the Company is entitled to reduce the purchase price proportionately with the amount of the unfulfilled net income.

The management is of the view that the Company is able to exercise significant influence but not control over Dong Woo and accordingly equity method of accounting is used to account for this investment, under which the attributable share (that is 50%) of Dong Woo’s net income is recognized in the period in which it is earned by Dong Woo.

As of September 30, 2006, the condensed consolidated balance sheets reflect $5.01 million of investment in Dong Woo, which includes $2.24 million of 50% share of the underlying net assets of Dong Woo and $2.77 million of goodwill identified on acquisition, which represents the excess of the purchase price of $4.85 million over the attributable share (i.e. 50%) of fair value of acquired identifiable net assets of Dong Woo.

As of September 30, 2006, purchase price of $1.2 million was paid by the Company and $3.65 million was outstanding.

Goodwill

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill identified on acquisition of Dong Woo amounted to $2.77 million is not amortized in the absence of finite useful lives and will be written down only when and if impairment is identified and measured, based on future events and conditions.

As described above, the purchase price of Dong Woo is contingent on its future income. If the target income cannot be reached, the goodwill will be adjusted down proportionately with the unfulfilled net income. However, the management considers that the target income will be achievable by Dong Woo and thus use $4.85 million for the computation of goodwill during the current period.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
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

Warranty

It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company has established a policy of making a general provision for warranty such that the closing balance of this provision equaled 2% of sales during the reporting periods.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the Statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS No. 157 on its financial statements.

The FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS” No. 158”), which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Snap-on is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 30, 2006, and to provide the required disclosures in the company’s 2006 annual report on Form 10-K. The company is assessing the impact the adoption of SFAS No. 158 will have on the company’s consolidated financial position.

5. Income taxes

BVI

WAL and Man Do Auto were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Enterprises income tax (“EIT”) to Jinzhou Halla in the PRC is charged at 27%, in which 24% is for national tax and 3% is for local tax, of the assessable profits. As approved by the local tax authority in the PRC, Jinzhou Halla was entitled to two years’ exemption from EIT followed by three years’ 50% tax reduction, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Jinzhou Halla was approved for a further three years’ 50% tax reduction for 2006, 2007 and 2008.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

6. Comprehensive income

	Three months ended		Six months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Net income	$2,368,207	$1,519,060	$5,857,513	$5,064,880
Foreign currency translation Adjustments	309,577	286,977	481,332	287,457

Total comprehensive income	$2,677,784	$1,806,037	$6,338,845	$5,352,337

7. Inventories

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$3,617,298	$2,733,814
Work-in-progress	540,597	301,958
Finished goods	8,489,198	4,965,991

	12,647,093	8,001,763
Provision for obsolete inventories	(127,755)	(194,153)

	$12,519,338	$7,807,610

8. Property, plant and equipment

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Costs:
Buildings	$5,005,499	$4,869,688
Plant and machinery	11,478,241	10,440,533
Furniture, fixtures and equipment	362,317	309,952
Tools and equipment	1,079,559	877,572
Leasehold improvements	118,870	24,773
Motor vehicles	491,628	341,337

	18,536,114	16,863,855
Accumulated depreciation	(7,377,152)	(6,215,773)

Net	$11,158,962	$10,648,082

As of September 30, 2006, certain property, plant and equipment with aggregate net book value of HK$4,706,678 was pledged to bank to secure general banking facilities (note 10a).

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

9. Provision for warranty
(Unaudited)

Balance as of January 1, 2006	$914,403
Claims paid for the period	(750,062)
Addition provision for the period	1,166,187
Translation adjustments	21,257

Balance as of September 30, 2006	$1,351,785

10. Secured bank loans

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Bank loans repayable as follows:
Within 1 year	$14,970,695	$7,431,813
After 1 year but within 2 years	-	4,954,542

	$14,970,695	$12,386,355

During the three-months ended September 30, 2006, the Company entered into various banking facilities agreements with the Bank of China (Jinzhou Branch) to obtain additional finance. Details are set out in the Company’s Current Report on Form 8-K dated September 29, 2006. Together with existing facilities, the Company’s banking facilities as of September 30, 2006 are composed of the following:-

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$19,452,304	$14,970,695	$4,481,609

The above banking loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $4,706,678 (note 8);

(b)	Land use right with carrying value of $571,097;

(c)	Certain trade receivables of approximately $4,230,000 were factored to a bank with recourse as collateral under invoice discount agreement;

(d)
Guarantees executed by the Company’s sole director, Qingjie Zhao, who is also a stockholder of the Company holding 61.05% of the issued and outstanding common stock of the Company; and by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang; and

(e)	All the bank loans are denominated in RMB and carry interest rates ranging from 7.254% to 7.488% per annum with maturity dates ranging from 1 year to 3 years.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

11. Commitments and contingencies

a. Capital commitment

As of September 30, 2006, the Company had capital commitments amounting to $625,837 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b. Operating lease arrangement

As of September 30, 2006, the Company had two non-cancelable operating leases for its warehouses. The leases will expire in 2006 and 2007 respectively and the expected payments are as follows:

Year / period

Period from October 1, 2006 to December 31, 2006	$1,391
2007	1,283

$2,674

The rental expense relating to the operating leases was $2,729 and $1,991 for the nine months ended September 30, 2006 and September 30, 2005 respectively.

12. Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Forward		paid-in
	Stock Split	Amount	capital

Balance, January 1, 2005 and
December 31, 2005	17,227,198	$1,723	$11,998,377
Recapitalization	2,832,800	283	136
Shares issued for proceeds of $12 million	3,899,996	390	11,999,610
Cost of raising capital	-	-	(1,857,980)

Balance, September 30, 2006	23,959,994	$2,396	$22,140,143

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

12. Common stock and additional paid-in capital (Cont’d)

(a)       On June 22, 2006, the Company issued 21,127,194 shares of common stock, par value $0.0001 per share, to the stockholders of WAL, of which 17,227,198 shares were issued to WAL Former Stockholders and 3,899,996 shares were issued to new investors, in exchange for 100% of the outstanding capital stock of WAL.

(b)   The Company’s issued and outstanding common stock immediately prior to the RTO of 2,832,800 shares is accounted for at $419 of net book value at the time of the RTO.

(c)       On July 12, 2006, the board of the directors of the Company approved a 2.448719-for-1 Forward Stock Split in the form of a stock dividend. Immediately following the Forward Stock Split, the Company had 23,959,994 shares of common stock issued and outstanding. The effect of Forward Stock Split has been retroactively reflected in these financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying financial statements and notes reflect the Forward Stock Split and its retroactive effects.

13. Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $401,317 and $284,305 for the nine months ended September 30, 2006 and 2005 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)
(Stated in US Dollars)

14. Segment information

The Company is engaged in the manufacture and distribution of automotive electrical components including alternators and starters in the PRC. The Company has two reportable segments, alternators and starters, based on the type of products. Information for the two segments is disclosed under FAS 131, Disclosures about Segments of an Enterprise and Related Information, as below:

	Alternators		Starters		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$32,819,173	$24,304,801	$20,245,606	$13,405,719	$53,064,779	$37,710,520
Interest income	32,817	9,371	20,244	5,169	53,061	14,540
Interest expenses	374,374	252,470	230,945	139,254	605,319	391,724
Amortization	12,785	12,933	7,888	7,133	20,673	20,066
Depreciation	827,745	717,593	202,831	145,249	1,030,576	862,842
Segment profit	3,145,971	3,412,306	3,582,192	2,424,962	6,728,163	5,837,268
Expenditure for segment assets	$854,072	$1,004,350	$526,863	$553,966	$1,380,935	$1,558,316

	Alternators		Starters		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	(Unaudited)		(Unaudited)		(Unaudited)
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$12,231,570	$7,758,424	$7,226,881	$4,383,538	$19,458,451	$12,141,962
Interest income	19,848	1,663	12,043	966	31,891	2,629
Interest expenses	107,970	17,849	62,481	11,323	170,451	29,172
Amortization	4,468	4,416	2,629	2,489	7,097	6,905
Depreciation	280,378	251,105	85,955	53,273	366,333	304,378
Segment profit	1,565,008	1,136,883	1,211,019	619,273	2,776,027	1,756,156
Expenditure for segment assets	$316,124	$488,061	$217,510	$263,554	$583,634	$751,615

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$51,798,926	$35,053,650	$25,211,466	$16,990,104	$77,010,392	$52,043,754

14. Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Total consolidated revenue	$19,458,451	$12,141,962	$53,064,779	$37,710,520

Total profit for reportable segments	$2,776,027	$1,756,156	$6,728,163	$5,837,268
Unallocated amounts relating to operations:
Interest income	23,121	1	23,299	1
Other income	32,253	7,000	33,316	7,000
Interest expenses	-	-	(646)	-
Other general expenses	(128,187)	(17)	(129,425)	(303)

Income before income taxes	$2,703,214	$1,763,140	$6,654,707	$5,843,966

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$77,010,392	$52,043,754
Cash and cash equivalents	79,556	9,008
Marketable securities	-	37,159

	$77,089,948	$52,089,921

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

PRC	$18,387,387	$11,996,468	$51,163,166	$37,253,993
Others	1,071,064	145,494	1,901,613	456,527

Total	$19,458,451	$12,141,962	$53,064,779	$37,710,520

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Form 10-Q for the period ended June 30, 2006; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Except as otherwise indicated by the context, references in this report to “WATG,” “Company,” “we,” “us,” or “our” are references to the combined business of Wonder Auto Technology, Inc. and its wholly-owned subsidiary, Wonder Auto Limited, along with Wonder Auto Limited’s wholly-owned subsidiaries which include Man Do Auto Technology Co. Ltd., a British Virgin Islands corporation and Jinzhou Halla Electrical Equipment Co., Ltd., a corporation organized under the laws of the People’s Republic of China. References to “Wonder Auto” are references to Wonder Auto Limited and its subsidiaries listed above. References to “Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd. References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the dollar, the legal currency of the United States.

OVERVIEW

We are a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto Limited and its subsidiary Jinzhou Halla Electrical Equipment Co., Ltd. Through Halla, Wonder Auto is a China-based manufacturer of automotive electrical parts, specifically, starters and alternators. Wonder Auto’s business is focused on designing, developing, manufacturing and selling these automotive electrical parts. Until our acquisition of Wonder Auto on June 22, 2006, our business strategy and ownership changed over the years as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Background and History.”

Our Background and History

We were incorporated on June 8, 2000 in the State of Nevada under the name “MGCC Investment Strategies Inc.” On August 25, 2006, we amended our Articles of Incorporation and changed our name into Wonder Auto Technology, Inc. From inception until March 16, 2004, WATG’s primary business strategy was to provide corporate finance consulting and management advisory services to emerging companies. WATG had no business operations during this period.

On March 16, 2004, MyTop International Inc. or MyTop purchased 1,025,000 shares of the common stock of WATG and became the owner of approximately 96% of the issued and outstanding capital stock of WATG.

After the stock acquisition, MyTop intended for WATG to engage in business of developing hi-tech product manufacturing and services including, digital precision machinery product, telecommunication products, and other hi-tech products and services through the acquisition of interests in one or more entities currently operating in these fields. MyTop entered into informal discussions with potential acquisition targets in China, but no agreements were reached. On August 1, 2005, MyTop changed its name to Hisonic International, Inc. or Hisonic.

On December 19, 2005, Hisonic, as the principal stockholder of WATG, entered into a stock purchase agreement with Halter Financial Investments, L.P. or HFI, pursuant to which Hisonic sold 1,000,000 shares of the common stock of WATG to HFI for $300,000. As a result, HFI became the owner of approximately 86.4% of the issued and outstanding common stock of WATG.

In connection with the sale of common stock to HFI, Timothy P. Halter was elected as WATG’s Chairman of the Board, President, Chief Financial Officer and Secretary. WATG effected a 20-for-1 reverse stock split in February 2006 and a 2.448719-for-1 forward stock split in July 2006.

From the date of HFI’s stock acquisition until the reverse acquisition of Wonder Auto on June 22, 2006, WATG engaged in no active operations. In connection with the reverse acquisition transaction, Wonder Auto became the wholly owned subsidiary of WATG and is the holding company for all current commercial operations, which are conducted through a variety of subsidiary companies whose business operations originally commenced business in May 1996.

Background and History of Wonder Auto and its Operating Subsidiaries

Wonder Auto Limited was incorporated in BVI in March 2004. Its wholly owned subsidiary Man Do Auto Technology Co. Ltd. was incorporated under the laws of BVI in 2003. Neither Wonder Auto Limited nor Man Do Auto Technology Co. Ltd. has any active business operations other than their ownership of Halla, which is the operating company that primarily manufactures our products. Halla was incorporated in March 1996 with registered capital of $12 million. Over the years, Halla went through several ownership changes and is now 61% owned by Wonder Auto Limited and 39% owned by Man Do Auto Technology Co. Ltd.

Acquisition of Wonder Auto and Related Financing

On June 22, 2006, Wonder Auto Limited completed a private placement pursuant to which Wonder Auto Limited issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were subsequently exchanged for 3,899,996 shares of the common stock of WATG in connection with the reverse acquisition transaction as discussed below.

In connection with the private placement, two of Wonder Auto Limited’s stockholders, Choice Inspire Limited and Empower Century Limited, entered into an escrow agreement with the private placement investors.  Pursuant to the escrow agreement, such stockholders agreed to certain “make good” provisions.  In the escrow agreement, Wonder Auto Limited established minimum net income thresholds of $8,140,000 for the fiscal year ending December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007.  Choice Inspire Limited and Empower Century Limited deposited a total of 3,300,000 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of WATG into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver 1,650,000 of such shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares.

In addition, on June 22, 2006, Empower Century Limited transferred 30.184824 shares of the common stock of Wonder Auto Limited to certain accredited investors in exchange for $8,000,000. Such shares were subsequently exchanged for 2,599,998 shares of the common stock of WATG in connection with the reverse acquisition transaction as discussed below.

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

Upon the closing of the reverse acquisition, Timothy Halter submitted his resignation letter pursuant to which he resigned from all offices of WATG that he held and from his position as our director that became effective in July 2006. Qingjie Zhao was appointed to the board of the directors at the effective time of the resignation of Timothy Halter. In addition, our executive officers were replaced by the Wonder Auto executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction is treated as a reverse acquisition with Wonder Auto as the acquirer and WATG as the acquired party.

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

Another important trend that has an effect on our financial condition is the increasing demand for automobiles that utilize small engines and automobiles that can be sold at a lower cost. Management believes that a variety of factors contribute to this increasing demand. The first factor is the price of fuel. If fuel costs remain at or above current levels, consumers may seek automobiles that utilize less fuel to save money and our products are designed for use in these fuel efficient vehicles. In addition, the Chinese government promulgated regulations in April 2006 that further encourage the consumption of small engine vehicles. These regulations provide for an upward adjustment of the tax rate applicable to larger vehicles in order to encourage consumers to purchase smaller engine vehicles. The top tax rate applicable to vehicles with engine displacements larger than 2 liters was raised to as high as 20% from 8%. Since we manufacture auto parts for vehicles that do not fall within the category of vehicles subject to the increased taxes, we anticipate that we will benefit from this regulation because as more smaller engine vehicles are sold and the aftermarket in these vehicles increases, we believe there will be an increased demand for parts and maintenance for these vehicles.

We believe that other regulatory measures by the Chinese government will also contribute to the growth in demand for our products. The Measures for the Administration of Import of Automobile Components and Parts Featuring Complete Vehicles issued by the National Development and Reform Commission of the PRC Ministry of Finance and the Ministry of Commerce is a regulation that encourages automakers to use parts manufactured by local Chinese auto parts manufacturers. Pursuant to this regulation, which became effective on July 1, 2006, the Chinese government charges automakers a tariff of up to 25% if more than 40% of the components and parts of an automobile are imported. We believe that this regulation will have a positive impact on the sales of our products.

We also believe that sales to foreign markets represent an opportunity for us and we plan to enhance our sales efforts to foreign markets, which only accounted for a total of approximately 1.4% of our total sales in 2005 and continue to represent a small portion of our 2006 sales. In 2003, we began to sell a small quantity of products directly to overseas customers. For the year ended December 31, 2005, we sold our products to consumers in South Korea, US and Turkey. At the end of April 2006, we entered into a non-binding letter of intent with several foreign companies including HJR (South Korea), SWT (South Korea), Lucas (Turkey), Hyundai Mobis (South Korea) which if finalized, we expect will result in a revenue of approximately $2.5 million (RMB 20 million) in 2006.

Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough of our products to satisfy the increased demand for our products. In order to increase our capacity, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment. The utilization rates of our alternator and starter production lines as of December 31, 2005, were approximately 81% and 140%, respectively, assuming two work shifts per day of eight hours and five days per week. In order to meet the projected demand for our products in 2006, we need to build additional manufacturing lines. We have raised a gross proceed of $12 million in the private placement that we closed in June 2006. We used approximately $6 million of these funds to build additional production lines. We completed the construction of two production lines for starters in July 2006 and expect that the other production lines will be operational in 2007. The addition of these production lines shall be able to satisfy the projected demands for our products for the foreseeable future.

The following analysis discusses changes in the financial condition and results of operations as of and for the three month and nine month periods ended on September 30, 2006 and 2005, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table summarizes the results of our operations during the three-month period ended September 30, 2006 and ended September 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2006 to the three-month period ended September 30, 2005.

All amounts, other than percentages, in U.S. dollars

Item	3-Month Period Ended on 9/30/06		3-Month Period Ended on 9/30/05
	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales Revenue	$19,458	100%	$12,142	100%
Cost of Goods Sold	15,619	80.27%	9,449	77.82%
Gross Profit	3,839	19.73%	2,693	22.18%
Expenses
Administrative Expenses	375	1.93%	222	1.83%
Amortization and Depreciation	40	0.21%	35	0.29%
Other Operation Expenses	1	0.01%	7	0.06%
Selling Expenses	660	3.39%	476	3.92%
Total Expenses	1,076	5.53%	740	6.09%
Income from Continuing Operations before Taxes	2,703	13.89%	1,763	14.52%
Income Taxes	335	1.72%	244	2.01%
Net Income	2,368	12.17%	1,519	12.51%

Sales Revenue. Sales revenue increased $7.32 million, or 60.25% to $19.46 million for the three months ended September 30, 2006 from $12.14 million for the same period ended on September 30, 2005. This increase was mainly attributable to increased market demand for our alternators and starters for low-emission vehicles, increased brand recognition of our products by customers and an expansion of our production capacity.

Cost of Goods Sold. Our cost of goods sold increased $6.17 million to $15.62 million for the three months ended September 30, 2006 from $9.45 million during the same period in 2005. This increase was mainly due to the increase of the sales volume. As a percentage of net revenues, the cost of goods sold increased to 80.27% during the three months ended September 30, 2006 from 77.82% in the same period of 2005. Such dollar increase was mainly attributable to the increased cost of copper wire which is the main raw material in our products.

Gross Profit. Our gross profit increased $1.15 million to $3.84 million for the three months ended September 30, 2006 from $2.69 million for the same period in 2005. Gross profit as a percentage of net revenues was 19.73% for the three-month period ended September 30, 2006, as compared to 22.18% during the same period in 2005. Such percentage decrease was mainly due to the increased cost of copper wire as discussed above.

Administrative Expenses. Our administrative expenses increased $0.16 million to $0.38 million for the three months ended September 30, 2006 from $0.22 million for the same period in 2005. As a percentage of net revenues, administrative expenses increased to 1.93% for the three months ended September 30, 2006 from 1.83% for the same period in 2005. This percentage increase was primarily attributable to the professional fees and other fees we paid in connection with maintaining our public reporting company status in the third fiscal quarter of 2006.

Selling Expenses. Our selling expenses increased $0.18 million to $0.66 million for the three months ended September 30, 2006 from $0.48 million for the same period in 2005. As a percentage of net revenues, our selling expenses decreased to 3.39% for the three months ended September 30, 2006 from 3.92% for the same period in 2005. This percentage decrease was primarily attributable to the fact that with the increased manufacture capacity, we took advantage of the bigger business scale by sharing and utilizing our existing sales channel with and for new products, which resulted in a decease of the average selling expense.

Total Expenses. Our total expenses increased $0.34 million to $1.08 million for the three months ended September 30, 2006 from $0.74 million for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 5.53% for the three months ended September 30, 2006 from 6.09% for the same period in 2005. This percentage decrease was primarily attributable to an aggregation of the factors discussed above.

Income from Operations before Taxes. Income from operations before taxes increased $0.94 million, or 53.32%, to $2.70 million during the three months ended September 30, 2006 from $1.76 million during the same period in 2005. Such dollar increase was mainly attributable to the increased sales revenue.

Provision for Income Taxes. Our subsidiary Halla is subject to Chinese enterprises income tax (“EIT”) at a rate of 27% of the assessable profits, consisting of a 24% national tax and a 3% local tax. As approved by the local tax authority in the PRC, Halla was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Halla, as a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry and entitled to a further 50% tax exemption for 2006, 2007 and 2008.

In addition, as a FIE, Halla was entitled to two additional special tax concessions. First, 40% of the purchase price of qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule can be used to offset against EIT. Second, if there is a 10% increase of the domestic development expenses in the current year over the prior year, 50% of the current year’s expenses can be used to offset against EIT.

Provision for Income Taxes increased $0.10 million to $0.34 million during the three months ended September 30, 2006 from $0.24 million during the same period in 2005. Our effective tax rate for the three months ended September 30, 2006, was 13.5%. Our annual effective tax rate in 2006 is expected to be 13.5%.

Net Income. Net income increased $0.85 million, or 55.90%, to $2.37 million during the three months ended September 30, 2006 from $1.52 million during the same period in 2005, as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes the results of our operations during the nine-month period ended September 30, 2006 and ended September 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2005.

All amounts, other than percentages, in U.S. dollars

Item	9-Month Period Ended on 9/30/06		9-Month Period Ended on 9/30/05
	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales Revenue	$53,065	100%	$37,711	100%
Cost of Goods sold	43,113	81.25%	29,036	77.00%
Gross Profit	9,952	18.75%	8,675	23.00%
Expenses
Administrative Expenses	912	1.72%	717	1.90%
Amortization and Depreciation	112	0.21%	98	0.26%
Other Operation Expenses	2	0.00%	13	0.03%
Selling Expenses	1,895	3.57%	1,588	4.21%
Total Expenses	2,921	5.50%	2,416	6.44%
Income from Continuing Operations before Taxes	6,655	12.54%	5,844	15.50%
Income Taxes	797	1.50%	779	2.07%
Net Income	5,858	11.04%	5,065	13.43%

Sales Revenue. Sales revenue increased $15.36 million, or 40.71% to $53.07 million for the nine months ended September 30, 2006 from $37.71 million for the same period in 2005. This increase was mainly attributable to (1) increased market demand for our alternators and starters for low-emission vehicles, increased brand recognition of our products by customers and an expansion of our production capacity.

Cost of Goods Sold. Our cost of goods sold increased $14.07 million to $43.11 million for the nine months ended September 30, 2006 from $29.04 million during the same period in 2005. This increase was primarily due to the increase of the sales revenue. As a percentage of net revenues, our cost of goods sold increased to 81.25% during the nine months ended September 30, 2006 from 77.00% in the same period of 2005. Such dollar increase was mainly attributable to the increased cost of copper wire which is the main raw material of our products.

Gross Profit. Our gross profit increased $1.28 million to $9.95 million for the nine months ended September 30, 2006 from $8.67 million for the same period in 2005. Gross profit as a percentage of net revenues was 18.75% for the nine month period ended September 30, 2006, as compared to 23.00% during the same period in 2005. Such percentage decrease was mainly due to the increased cost of copper wire as discussed above.

Administrative Expenses. Our administrative expenses increased $0.19 million to $0.91 million for the nine months ended September 30, 2006 from $0.72 million for the same period in 2005. As a percentage of net revenues, administrative expenses for the nine months ended September 30, 2006 was 1.72% as the 1.90% for the same period in 2005.

Selling Expenses. Our selling expenses increased $0.31 million to $1.90 million for the nine months ended September 30, 2006 from $1.59 million for the same period in 2005. As a percentage of net revenues, our selling expenses decreased to 3.57% for the nine months ended September 30, 2006 from 4.21% for the same period in 2005. This percentage decrease was primarily attributable to the fact that with the increased manufacture capacity, we took advantage of the bigger business scale by sharing and utilizing our existing sales channel with and for new products, which resulted in the decease of average selling expense.

Total Expenses. Our total expenses increased $0.50 million to $2.92 million for the nine months ended September 30, 2006 from $2.42 million for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 5.50% for the nine months ended September 30, 2006 from 6.44% for the same period in 2005. This percentage decrease was primarily attributable to the economy of scale as discussed above.

Income from Operations before Taxes. Income from operations before taxes increased $0.82 million, or 13.88%, to $6.66 million during the nine months ended September 30, 2006 from $5.84 million during the same period in 2005. Such dollar increase was mainly attributable to the increased sales revenue.

Provision for income taxes. Provision for income taxes increased $0.02 million to $0.80 million during the nine months ended September 30, 2006 from $0.78 million during the same period in 2005. Our effective tax rate for the nine months ended September 30, 2006, was 13.5%.

Net income. Net income increased $0.79 million, or 15.66%, to $5.86 million during the nine months ended September 30, 2006 from $5.07 million during the same period in 2005, as a result of the factors described above.

Allowance for doubtful debts

Our trade receivables totaled $25.73 million as of September 30, 2006, an increase of $7.26 million or 35% from $18.47 million in the year ended December 31, 2005. Our allowance of doubtful accounts totaled $39,511 for nine months ended September 30, 2006, a 4.7% increase from $37,748 for the year ended December 31, 2005.

The disproportionality between our trade receivable as compared to the increase of our allowance of doubtful accounts was mainly due to the increase of our sales revenue and our policy to generally account for a trade receivable as a doubtful account only if it remains uncollected for more than one year. Our allowance for doubtful debts accounts for only an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationship with us and with good settlement history. In the absence of significant bad debt experience, the management considers the existing provisioning policy is adequate.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents (excluding restricted cash) of approximately $10.21 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands) Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in) operating activities	$(1,776)	$8,013
Net cash provided by (used in) investing activities	$(3,378)	$(4,133)
Net cash provided by (used in) financing activities	$10,815	$469
Net cash flow	$5,838	$4,438

Operating Activities:

Net cash used in operating activities was $1.78 million for the nine-month period ended September 30, 2006 which is an increase of $9.79 million from the $8.01 million net cash provided by operating activities for the same period in 2005. The increase was mainly due to a $8.57 million decrease of bills payables and trade payables from $11.58 million for the nine month period ended September 30, 2005 to $3.01 million for the nine months ended September 30, 2006.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities in the nine month period ended September 30, 2006 was $3.38 million, which is a decrease of $0.75 million from net cash used in investing activities of $4.13 million in the same period of 2005 due to a $1.74 million decrease in the bank deposits used to pledge the issuance of bill payables. Such decrease more than offset the increase of payments to the acquisition of property, plant and the equipment and the $1.2 million paid to acquire the 50% equity of Jinzhou Dong Woo Precision Co. Ltd., one of our suppliers.

Financing Activities:

Net cash provided by financing activities in the nine month period ended September 30, 2006 totaled $10.82 million as compared to $0.45 million provided by financing activities in the same period of 2005. The increase of the cash provided by financing activities was mainly attributable to a $1.33 million decrease in the payment of dividend, a $1.54 million decrease of the net increase of bank loans proceeds, and the $10.14 million net proceeds from the private placement transaction in June 2006.

Our debt to total assets ratio was 54.16% as of September 30, 2006. We plan to maintain our debt to total assets ratio below 60%, increase the long-term loans, decrease the short-term loans and increase of the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of September 30, 2006, the maturities for our bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
China Bank	$3.57 (RMB28.52) *	August 21, 2006	August 8, 2007	1 year (revolving credit facility) **
China Bank	$3.75 (RMB 30)	September 20, 2006	September 20, 2007	1 year
China Construction Bank	$5 (RMB 40)	July 7, 2006	July 6, 2007	1 year
China Construction Bank	$2.5 (RMB 20)	October 18, 2006	October 17, 2007	1 year
Total	$14.82 (RMB 118.52)

* The maximum amount available under this credit facility is approximately $3.75 million (RMB 30 million). The outstanding loan under this credit facility was approximately $3.57 million (RMB 28.52 million) as of September 30, 2006.
** The term of the credit facility is approximately one year, but the term of each single loan is up to 90 days.

On August 21, 2006, our subsidiary Halla entered into a credit facility agreement with the Bank of China, Jinzhou Tiebei branch, pursuant to which the bank has agreed to make available to Halla a RMB 80 million (approximately $10 million) revolving credit facility. The agreement terminates on August 8, 2007 but may be renewed upon the bank’s approval of Halla’s application for such renewal. A separate agreement will be entered into each time as advance is made under the credit facility. The interest rate on each advance as well as the corresponding date of repayment established will be memorialized in the separate agreement. Please refer to our Current Report on Form 8-K filed on August 25, 2006 for more information.

In connection with the credit facility agreement, Halla entered into a domestic commercial invoice discount agreement, dated August 21, 2006, with the Bank of China, Jinzhou branch, which has established for Halla a receivables based credit facility of up to RMB 30 million (approximately $3.75 million). During the term of the agreement, which terminates on August 8, 2007, Halla may from time to time request an advance or advances of an amount equal to the face value of commercial invoices acceptable to the bank. Advances must be made by the bank within three business days after Halla’s submission of such commercial invoices and other required documents, including an agreement to assign such commercial invoices. Under the agreement, Halla agreed to pay a fee equal to 0.15-0.3% of the face value of the commercial invoice for each advance and an interest at a rate equal to 90% of the People’s Bank of China prime rate. Interest accrues until full payment of the acceptable commercial invoices by Halla’s customers to the bank. Please refer to our Current Report on Form 8-K filed on October 3, 2006 for more information.

In addition, on September 13, 2006, Halla entered into a RMB short-term loan agreement with the Bank of China, Jinzhou Tiebei branch pursuant to which the bank loaned Halla RMB 30 million (approximately $3.75 million) with an annual interest rate of 6.12% and which must be repaid on a quarterly basis commencing December 20, 2006. The loan is due on September 20, 2007 and secured with a lien on certain of Halla’s properties. As a result of the credit facilities received under the domestic commercial invoice discount agreement and the RMB short-term loan agreement, Halla has drawn down advances in an aggregate amount of RMB 60 million (approximately $7.5 million) as of September 28, 2006. We expect to draw the remaining RMB 20 million (approximately $2.5 million) credit facilities in the next a few months. Please refer to our Current Report on Form 8-K filed on October 3, 2006 for more information.

In June 2006, prior to the consummation of the share exchange with us, Wonder Auto Limited completed a private placement of its common shares to certain accredited investors. As a result of this private placement, Wonder Auto raised $12 million in gross proceeds, which left Wonder Auto Limited with approximately $10 million in net proceeds after the deduction of offering expenses in the amount of approximately $2 million. We plan to use approximately $2 million of the net proceeds on purchasing research and development equipments, approximately $6 million on building new production lines, $0.65 on infrastructure and $1.35 million as our working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

Our current material capital expenditure requirements are approximately $10 million which will be used in the next 6 months for purposes of building new production facilities to expand our production capacity. We expect to get a long term loan of approximately $10 million through the bank in the near future.

We believe that our currently available working capital, after receiving the credit facilities referred to above and the expected additional credit facility, should be adequate to sustain our operations at our current levels and our anticipated expansion through at least the next twelve months.

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

•
Allowance for doubtful accounts: The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, management has established a general provisioning policy that has been in effect during 2005 and 2006 for allowances equivalent to 100% of the gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:-

	Annual	Residual
	rate	value

Buildings	3%	10%
Plant and machinery	9%	10%
Motor vehicles	9%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15%	Nil to 10%
Leasehold improvements	20%	Nil

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

•
Warranty: It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company has established a policy of making a general provision for warranty such that the closing balance of this provision equaled 2% of sales during the reporting periods.

•
Recently issued accounting pronouncements: In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities(“SFAS No. 140”),. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In July 2006, the FASB issued FIN 48 Accounting for Uncertainty in Income Taxes. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the Statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS No. 157 on its financial statements.

The FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS” No. 158”), which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Snap-on is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 30, 2006, and to provide the required disclosures in the company’s 2006 annual report on Form 10-K. The company is assessing the impact the adoption of SFAS No. 158 will have on the company’s consolidated financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since August 19, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.58% and 6.12% for RMB bank loans with a term 6 months or less and with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at September 30, 2006 would decrease net income before provision for income taxes by approximately $0.037 million for the three months ended September 30, 2006. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act of 1934 or the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or the SEC. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS.

10.1
Credit Facility Agreement, dated August 21, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 25, 2006]

10.2
Share Purchase Agreement, dated August 23, 2006, by and between Wonder Auto Limited and Winning International Development Limited. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 25, 2006].

10.3
Domestic Business Invoice Discount Agreement, dated August 21, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 3, 2006].

10.4
RMB Short-term Loan Agreement, dated September 13, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 3, 2006].

10.5
Mortgage Agreement, dated September 13, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 3, 2006].

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2006

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Meirong Yuan
Meirong Yuan Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Credit Facility Agreement, dated August 21, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 25, 2006]

10.2
Share Purchase Agreement, dated August 23, 2006, by and between Wonder Auto Limited and Winning International Development Limited. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 25, 2006].

10.3
Domestic Business Invoice Discount Agreement, dated August 21, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 3, 2006].

10.4
RMB Short-term Loan Agreement, dated September 13, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 3, 2006].

10.5
Mortgage Agreement, dated September 13, 2006, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and the Bank of China Jinzhou Tiebei branch. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 3, 2006].

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.