Form 10-K
period 2006-12-31
Wonder Auto Technology, Inc
filed 2007-03-19
CIK 1162862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-50883

WONDER AUTO TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 56 Lingxi Street Taihe District JinZhou, Liaoning Peoples Republic of China,
(Address of principal executive office and zip code)

(86) 0416-5186632
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006, there were 23,959,994 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately 49 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, there were 23,959,994 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

WONDER AUTO TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

WONDER AUTO TECHNOLOGY, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006
(continued)

Number	Page

PART IV

Item 15.	Exhibits, Financial Statements Schedules	35

ii

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc. and its subsidiaries, Wonder Auto Limited and JinZhou Halla Electrical Equipment Co., Ltd.  References to “Wonder Auto” are references to Wonder Auto Limited and its subsidiaries. References to “Halla” are references to JinZhou Halla Electrical Equipment Co., Ltd. References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

Forward-Looking Statements

Certain statements contained in this report under “Item 1—Business,” “Item 3—Legal Proceedings,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10—Directors, Executive Officers and Corporate Governance” and “Item 11—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

PART I

Item 1.	Business

Overview

Wonder Auto Technology, Inc. is a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto Limited, and its subsidiary Halla. Wonder Auto is a China-based manufacturer of automotive electrical parts, specifically, starters and alternators. Wonder Auto’s business is focused on designing, developing, manufacturing and selling automotive electrical parts. Until our acquisition of Wonder Auto in June 2006, our operations were limited and our business strategy and ownership changed several times as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Corporate History.”

Our Corporate History

We were incorporated on June 8, 2000 in the State of Nevada under the name MGCC Investment Strategies Inc. On August 25, 2006, we amended our Articles of Incorporation and changed our name into Wonder Auto Technology, Inc. From inception until March 16, 2004, WATG’s primary business strategy was to provide corporate finance consulting and management advisory services to emerging companies. During this period, WATG had no sustained business operations.

On March 16, 2004, MyTop International Inc., or “MyTop”, purchased 1,025,000 shares of common stock from WATG existing shareholders thereby becoming the owner of approximately 96% of the issued and outstanding capital stock of WATG. After the stock acquisition, MyTop intended for WATG to engage in business of developing hi-tech product manufacturing and services including, digital precision products, telecommunication products, and other hi-tech products and services through the acquisition of interests in one or more entities operating in those fields. MyTop entered into informal discussions with potential acquisition targets in China, but no agreements were ever reached.

On August 1, 2005, MyTop changed its name to Hisonic International, Inc. or “Hisonic” and continued to own approximately 96% of the issued and outstanding capital stock of WATG.

On December 19, 2005, Hisonic, as the principal stockholder of WATG, entered into a stock purchase agreement with Halter Financial Investments, L.P. or “HFI,” pursuant to which Hisonic sold 1,000,000 shares of the common stock of WATG to HFI for $300,000. As a result, HFI became the owner of approximately 86.4% of the issued and outstanding common stock of WATG.

In connection with the sale of common stock to HFI, Timothy P. Halter was elected as WATG’s Chairman of the Board, President, Chief Financial Officer and Secretary. WATG effected a 20-for-1 reverse stock split in February 2006.

From the date of HFI’s stock acquisition until the reverse acquisition of Wonder Auto on June 22, 2006, discussed in the next section, WATG engaged in no active operations.

Background and History of Wonder Auto and its Operating Subsidiaries

Wonder Auto Limited was incorporated in the BVI in March 2004. Its wholly owned subsidiary Man Do Auto Technology Co. Ltd., or “Man Do” was incorporated under the law of the BVI in 2003. Neither Wonder Auto Limited nor Man Do has any active business operations other than their ownership of Halla, which is the primary company that manufactures our products. Halla was incorporated in China in March 1996 with a registered capital of $12 million. Over the years, Halla went through several ownership changes and is now 61% owned by Wonder Auto Limited and 39% owned by Man Do.

Acquisition of Wonder Auto and Related Financing

On June 22, 2006, Wonder Auto Limited completed a private placement pursuant to which Wonder Auto Limited issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were then exchanged for 3,899,996 shares of the common stock of WATG in connection with the reverse acquisition transaction as discussed below.

In connection with the private placement, Wonder Auto Limited’s two stockholders, Choice Inspire Limited and Empower Century Limited, entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, such stockholders agreed to certain “make good” provisions. In the escrow agreement, Wonder Auto Limited established minimum net income thresholds of $8,140,000 for the fiscal year ending December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007. In accordance with the escrow agreement, Choice Inspire Limited and Empower Century Limited deposited a total of 3,300,000 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of WATG into escrow with Securities Transfer Corporation, the escrow agent. If Wonder Auto Limited does not achieve the specified minimum net income thresholds for a given fiscal year, then the escrow agent must deliver, for each year that the threshold is not met, 1,650,000 shares of the common stock held in escrow to the private placement investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) to the extent such investors remain our stockholders at the time the escrow shares become deliverable. Wonder Auto Limited’s net income as of December 31, 2006 was $8,220,000 as it exceeded the minimum threshold for the 2006 fiscal year. Choice Inspire Limited and Empower Century Limited have agreed to give their rights of the entitlement to the 1,650,000 shares held in escrow to Xiangdong Gao without consideration; pursuant to an agreement dated February 8, 2007 among Choice Inspire Limited, Empower Century and Mr. Gao.

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

Upon the closing of the reverse acquisition, Timothy P. Halter, effective July 2006, resigned from all offices of WATG that he held and from his position as our director. Qingjie Zhao was appointed to the board of the directors at the effective time of the resignation of Mr. Halter. In addition, our executive officers were replaced by the Wonder Auto executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Wonder Auto as the acquirer and WATG as the acquired party. When we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Wonder Auto on a consolidated basis unless the context suggests otherwise.

Subsequent Transactions

On August 23, 2006, Wonder Auto entered into a share purchase agreement with Winning International Development Limited, or “Winning”, a BVI corporation, to purchase Winning’s 50% interest in JinZhou “Dong Woo” Precision Co., Ltd. or Dong Woo, a PRC company and a primary supplier of raw materials to Wonder Auto for $4.85 million to be paid in two installments, an initial payment of $2.43 million and a subsequent payment of $2.42 million if Dong Woo reaches a specified net income target for fiscal 2006. The second installment of the purchase price was contingent upon Dong Woo attaining a net income of at least $1.63 million for fiscal year ended December 31, 2006. If Dong Woo failed to achieve the target net income, Wonder Auto was entitled to deduct from the unpaid portion of the purchase price an amount proportionally equal to the unfulfilled net income. According to audited financial data, Dong Woo attained the target net income level for fiscal year ended 2006. We paid $400,000 to Dong Woo on February 13, 2007. We are in the process of arranging for the payment of the remaining balance.

On September 21, 2006, Halla, together with two independent parties, established JinZhou Wonder Friends Mechanical Parts Co., Ltd. or “Wonder Friends” in the PRC. Halla contributed $0.5 million to the registered capital of Wonder Friends representing an equity interest of 20.41%. Wonder Friends is principally engaged in the manufacture of piston rods, vibration-dampers and rotary axes for motor vehicles.

Our Products and Market Presence

We mainly engage in the design, development, manufacture and sale of automotive electrical parts in the PRC through our wholly owned subsidiary, Halla. We primarily manufacture and sell two types of automotive electrical components: alternators and starters.

•
Alternators. An alternator is part of a car engine’s electrical system that is connected to the engine belt of a vehicle and converts mechanical energy into electricity to recharge the battery. The battery, in turn, provides power to all electrical devices in the vehicle, such as the radio, power steering, headlights and windshield wipers. We develop, manufacture and sell five series of alternators, which are characterized by their different sizes and output rates, in over 150 models. Our alternators’ current electrical current flows range in size and output from 65A to 115A. Larger alternators, as determined by their diameters, have more electrical field coils and can produce stronger currents. Our alternators have dual integrated fans and built-in integrated circuit regulators. Our alternators are designed to produce high outputs while remaining small and lightweight. The size and weight parameters result in the improved cooling performance of integrated fans and higher output from the integrated circuit regulators.

•
Starters. A starter is part of a car engine’s starting system, along with the starter solenoid. At ignition, the starter solenoid is activated and provides power for the starter. The starter then spins the engine a few revolutions to begin the internal combustion process. The starters produced by our company are known as planetary type starters. These starters are small and lightweight due to their high speed motors combined with speed reduction systems. We produce five series of starters in terms of diameters (ø), namely ø67, ø70, ø74, ø76, ø81, ø87 and ø100, which produce between 0.85kW to 5.5kW of power.

The table below shows our main product lines:

Our products are suitable for use in various types of automobiles. However, we currently have more market presence in the sedan cars, especially those with smaller engines, with displacement typically below 1.6L. We strive to produce high quality products and have established a quality control system to ensure that we achieve this goal. We have obtained ISO9002, QS9000, and TS 16949 certificates for our quality management system.

Our Industry

Overview of Global Auto Industry

According to statistics published by the PRC State Information Center, global sales of automobiles in 2005 exceeded 68 million units. This 2005 sales figure represents a 23.41% growth over the 55.4 million units sold in 2001. Different regions recorded different growth rates in 2005 with the U.S. and Western European markets recording slight gains and South America, Central and Eastern Europe and the Asian markets showing strong growth. We believe that global competition from the emerging markets has put pressure on the mature auto markets and will shift automobile production and the manufacture of automobiles components to areas with lower production cost, such as China, and other developing countries.

Overview of Chinese Auto Industry

In China, the total output of automobiles in China reached 7.28 million units in 2006, representing a 27.32% increase over 2005 according to the China Auto Mobile Information Net. China is now the second largest auto market in the world, with sales volume for 2006 reaching 7.22 million units. Of the 5.23 million passenger cars manufactured in 2006, 5.17 million were sold, representing 32.76% and 30.02% increase over 2005, respectively. (Source: China Auto Mobile Information Net). It is expected that the production of automobiles in China will exceed 8.50 million units in 2007. (Source: Beijing Daily). Among the 7.22 million vehicles sold, 60% of them were purchased by private owners of which 2.08 million were small cars with engine displacements between 1 to 1.6 liters. Market specialists estimate that the number of cars owned by private owners approached approximately 22 million by the end of 2006, making China the second largest new car ownership market in the world, especially for privately owned automobiles. We believe that the increasing number of automobile sales will also increase the size of the automotive aftermarket. As the automotive aftermarket increases and vehicle owners use older automobiles, the need for replacement parts and maintenance increases. We believe this trend will create an increasing demand for our products. We anticipate that the growth of the auto industry in China will mainly be driven by the following factors:

•
GDP Per Capita of China has risen to the critical point for auto ownership. The PRC’s GDP per capita in 2005 was $1700, a 9.9% increase as compared to that in 2004, and is approaching the critical vehicle ownership level of $2,000. The GDP per capital in some more developed areas, such as Shanghai and Beijing, reached over $5000 in 2005 according to the National Bureau of Statistics of China. The rising GDP per capita indicates the increase of purchasing power, which, combined with a fall in automobile prices, may lead to higher private automobile ownership.

•
Huge population but low saturation level in China. Despite the fact that private vehicle ownership has continually increased over the past 10 years, the average automobile ownership in China is about 30 per 1000 inhabitants, which is low compared to the world average of about 130 per 1000. (Source: Xinhua Net, Yunnan Channel). The PRC National Commerce Department has predicted that the auto ownership in China will increase to 40 per 1000 inhabitants by 2010.

•
Dramatic increase of the urbanization rate. According to the National Bureau of Statistics of China, the urbanization rate in China grew from 26% in 1990 to 43% in 2003, an increase of 65%. More people moving to the cities will lead to a rising demand for car ownership.

•
Growth of highway infrastructure. The statistics of the PRC Ministry of Communication shows that the total length of expressways and class I-IV highways in China increased from 1.07 million km in 1998 to 1.9 million km in 2005, a growth of 77.6%. The growth of highway infrastructure will benefit the Chinese auto industry.

•	Favorable governmental policies. As explained in more details below, the Chinese government adopted a number of legislative measures to facilitate the development of the Chinese automotive industry.

Small Engine Car Market in China

Our products are manufactured principally for use in cars with small engine capacities between 1 and 1.6 liters. In 2006, 2.08 million cars with engine capacities between 1 to 1.6 liters were sold in China, representing about 28% of the total vehicles sold in China during the same period. (Source: China Auto Mobile Information Net). We believe the sales for small engines cars will continue to grow rapidly because the rising oil prices will make energy efficient small engine cars more attractive to consumers. In addition, small engine cars have price advantages over large engine cars and are more environmentally friendly which makes them more suitable in China, which currently has a relatively low income per capita and faces significant environmental issues. The Chinese government promulgated a regulation in April 2006 that further encourages the consumption of small engine vehicles. The regulation provides for an upward adjustment of the tax rate applicable to larger vehicles in order to encourage consumers to purchase smaller engine vehicles. Under the regulation, the top tax rate applicable to vehicles with engine displacements larger than 2 liters may be raised as high as 20% from 8%, while the tax rates for vehicles with engine displacements less than 2 liters are 3-5%.

Overview of Chinese Auto Parts Industry

Due to the high growth of the auto industry, the Chinese auto parts industry has experienced rapid growth over the past several years. According to CCID Consulting, a professional market research and management consulting company, the sales of auto parts industry reached $68.77 billion in 2005, up 26.13% from $54.52 billion in 2004.

The auto parts industry is generally divided into three segments: OEM market, replacement market and export market, which accounted for approximately 67.94%, 18.55% and 13.51% of the market share in 2005, respectively, according to the statistics of CCID Consulting.

In 2005, the sales of auto parts in the OEM market and replacement market were about $46.72 billion and $12.76 billion, up 21.63% and 23.29% respectively, from the previous year. Since the number of automobiles sold in China has reached 32 million units by the end of 2005 with an expected increase in the future, we believe the replacement auto parts market in China will become more important for auto parts manufacturers. Export of auto parts is also a dynamic part of the auto parts industry in China. The export sales of auto parts were about $9.29 billion in 2005, an increase of 61.28% over 2004. Currently, China is the fourth largest exporter of auto parts in the world, following Mexico, Canada and Japan. Although China’s auto parts export volume is still relatively small as compared to some developed markets, it has been growing at an annual rate of more than 60% between 2002 and 2005. (Source: CCID Consulting).

According to China Association of Social Economic System, the total sales of auto parts industry will reach $175 billion by 2010, representing a compounded annual growth rate of 20.54% between 2005 and 2010. We believe that China’s auto parts industry will maintain its high growth momentum due to several important factors. First, the growth of auto industry will lay a solid foundation for growth in the OEM auto parts industry. Second, the increased levels of car ownership by Chinese residents is expected to also lead to the growth of the replacement part market. In addition, in order to achieve cost reduction, it is the growing tendency on the part of Chinese and international auto manufacturers to reduce cost by sourcing components directly from low cost manufacturing regions, such as China. Many view this development as prompting increased demand for the low cost and high quality products provided by Chinese leading automotive parts manufacturers. We believe that the regulatory measures recently adopted by the Chinese government also will contribute to the growth in demand for Chinese auto part products. The Measures for the Administration of Import of Automobile Components and Parts Featuring Complete Vehicles issued by the National Development and Reform Commission of the PRC Ministry of Finance and the Ministry of Commerce encourages automakers to use parts manufactured by local Chinese auto parts manufacturers. Pursuant to this regulation, which became effective on July 1, 2006, the Chinese government will charge automakers a tariff up to 25% if more than 40% of the components and parts of an automobile are imported.

Our Strategy - How We Plan to Succeed

Our strategic plan includes the following components:

Increase production capacity. We currently manufacture our products out of a single facility located in JinZhou, Liaoning Province of China. We used approximately $6 million of the net proceeds raised in the private placement in June 2006 to expand our production capacity. Upon the completion of the additional production lines, we expect that our production capacity for alternators and starters will reach approximately 1.68 million and 1.78 million units, respectively. We expect these new production lines to be completed by July 2007. Thus far, we have increased our unit production of alternators and starters from approximately 1.42 million units in fiscal 2005 to approximately 2.26 million units as of December 31, 2006.

Strengthen our research and development capabilities. We believe that as China’s market opens to more competition, the auto parts industry will be affected by a surge of new industry specific software and other technology and the subsequent development of more technologically advanced products. We plan to invest about $2.4 million to purchase testing equipment to further improve our R&D capability in the next twelve months. We expect that this investment will significantly contribute to the development of new high quality products with higher output power, smaller size and weight, longer duration and higher endurance to harsh environment.

Expand sales to existing customers and actively market to new customers. We plan to expand sales to the existing clients by providing high quality products and services to them and developing new products to meet their future demand for new models of automobiles and engines. We also intend to develop new OEM customers in China, increase our presence in the international trade shows to increase our brand recognition and promote our products, and increase our sales to the replacement markets in the future by investing more human resources and promotion efforts in this segment.

Our Intellectual Property

The following patents have been issued to us:

Patent	Patent Type	Patent No.	Expiration Date	Country

Configuration of End Bearing Bracket of Starter	Utility Model	ZL03212000.1	March 16, 2013	China

Speed Reduction Gear to Start Electromotor	Utility Model	ZL032119992	March 16, 2013	China

Auto AC Electricity Generator	Utility Model	ZL03211998.4	March 16, 2013	China

Rotor of Auto AC electricity generator	Utility Model	ZL03212001.X	March 16, 2013	China

Starter Hull Connection and Location Configuration	Utility Model	ZL200320105993.6	December 9, 2013	China

Additionally, we filed 32 patent applications in 2006 with the Patent Office of the State Intellectual Property Office of China, which are pending approval.

We have registered the trademark for the logo “  ” with the Trademark office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our products. Our trademark expires in April 2010.

In 2004, we signed a licensing agreement with a well-known Japanese automotive component manufacturer pursuant to which the Japanese manufacturer granted us a license to use its patented technologies to manufacture and sell certain alternators and starters on a non-assignable and non-exclusive basis. The license agreement has a three-year effective term, which expires in September 2007. We are under a contractual obligation to keep the identity of our Japanese licensor confidential.

Our goal is to utilize our intellectual property to provide us with a competitive advantage but we cannot give any assurance that the protection afforded our intellectual property will be adequate.

Our Internal and Strategic Research and Development Efforts - How We Create New Products and Enhance Existing Ones

Overview

We believe that the development of new products and production methodologies is critical to our success. Wonder Auto currently operate two research and development centers, each performing different research and development activities. Our first research and development center is located at our principal business headquarters in JinZhou, Liaoning Province of China. In June 2004, we set up a new center in Beijing, China. As of December 31, 2006, Wonder Auto’s research and development personnel consists of 34 employees, six of whom are foreign experts and 25 of whom hold bachelor degrees from Chinese universities.

Through our research and development centers, we are able to accommodate joint development programs with our OEM customers. As a result, we are often invited by our customers to jointly develop new engines and manage the development program tailored to our customers’ specific requirements. In 2006, we had 29 joint development programs (16 for alternators and 13 for starters) used in popular models of sedans. These OEM customers include XiaLi, Chery, South Korea Doosan and Beijing Benz DaimlerChrysler. Upon the successful completion of the joint development project, we often become the supplier of the jointly developed products. In the past three years, we were engaged as the supplier in approximately 76.5% of the successful joint development projects.

Although the top five alternator and starter manufacturers in China all have joint-development capacities, we believe that we have an advantage over our competitors because our development period is about three months shorter than our competitors due to our dedicated research and development resources.

Strategic Alliance with Hivron

In addition to our own research and development capabilities, we have entered into a strategic alliance with Hivron, a South Korean company which has specialized in the design and manufacturing of microchips since 2002. Through this strategic alliance, we are able to access South Korean expertise and actively participate in the research and development of technologies that are critical to our products. During the past four years of this strategic alliance with Hivron, we have jointly conducted research to develop microchips for use in our alternator rectifiers and regulators. This strategic alliance is important to our business because it provides to us a source of microchips that are suitable for our alternators from PRC manufacturers.

Under the terms of our June 7, 2004 long-term strategic cooperation agreement, Hivron will design and manufacture microchips according to our specifications and then sell these chips to our designated suppliers. Hivron is obligated to sell these chips at competitive prices and cannot sell chips developed pursuant to this agreement to our competitors. In return, we will provide specifications and information on our new products to Hivron and instruct our rectifier and regulator suppliers to purchase chips from Hivron.

Strategic Alliance with Japanese automotive component manufacturer

In 2004, we entered into a licensing agreement with a well-known Japanese automotive component manufacturer that has three-year effective term. Under the terms of the licensing agreement, we license the technology and products developed by our Japanese licensor for a period of three years, ending in September 2007. Through this licensing agreement, we are able to integrate patented Japanese technologies into our alternators and starters. We can also produce and sell products that are more suitable for Japanese vehicles utilizing this technology. In return, we pay a royalty of 0.55% of net sales revenue from the sales of the products that incorporate the licensed technology. The licensor retains ownership of all intellectual property licensed under the agreement. For the year ended December 31, 2006, sales of the licensed products amounted to approximately $0.48 million and the amount of royalties paid was approximately $0.03 million. We are under a contractual obligation to keep the identity of our Japanese licensor confidential.

Research and Development Expenses

For the fiscal years ended December 31, 2004, 2005 and 2006, our research and development expenses for “new products development,” representing salaries of personnel and other costs incurred for research and development of potential new products, were $0.28 million, $0.48 million and $0.5 million, respectively. The amount incurred for acquisition of equipments for research and development use and for routine and ongoing efforts to refine existing products were approximately $1.07 million, $0.99 million and $1.06 million, representing approximately 2.53%, 2.06% and 1.47% of our sales for those years, respectively.

Our Sales and Marketing Efforts - How We Sell Our Products

We market our products directly to our customers though our sales department, which, as of December 31, 2006, consisted of 26 employees. Each member of our sales department receives one month of training in both the business and technical aspects that they will need to perform their job functions. In addition, we periodically provide continuing training for our sales personnel. Members of our sales department generate sales leads by contacting auto manufacturers directly and by attending industry trade shows and exhibitions. Since we have established our status as one of the leading suppliers of alternators and starters, our clients may contact us for new projects. Although most of our business is developed by direct personal contact and referrals from our customers, we also advertise our products in industry trade journals and other industry media.

In order to attract international customers, we also attend international trade shows, such as the automobile shows in Hanover, Frankfurt and Las Vegas, to raise our brand recognition and promote our products to the international market. We started selling our products directly to foreign customers in 2003. In both 2003 and 2004, our overseas sales accounted for less than 1% of our total sales. Our overseas sales increased to approximately 1.35% of our total sales in 2005 and approximately 5% of our total sales in 2006.

In addition to our sales and marketing department, which perform customer service functions, we also employ outside representatives whose primary function is to help us understand our customers’ needs and promote services that best meets their requirements. These representatives also help our customers resolve installation problems and provide general customer service. As of December 31, 2006, we had 9 representatives stationed at different major customers.

Raw Materials for our Products and our Supplier Arrangements

Nature of the raw materials used in our products.

The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemical and packaging materials. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand. Supply and demand for these raw materials is generally affected by the cyclical nature of the automobile industry as well as the auto parts industry itself and the characteristic over/under capacity of these industries. Supply and demand is also affected by macroeconomic conditions in China, including levels of consumer disposable income and spending patterns.

Our Suppliers and Supplier Arrangements.

We purchase the majority of the raw materials from suppliers located in China including Dong Woo, a company in which we hold 50% equity interest, Yingkou Die-Casting Products Co., Ltd., JinZhou Huahua Electrical Systems Co., Ltd., Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., S.W.T. and Tianjin Showa Enamelled Wire Co., Ltd. If we continue to see improvement in the quality of domestically produced parts, we intend to increase our use of these local suppliers in order to take advantage of the lower costs. We believe that utilizing local suppliers also provides us with other benefits because we are able to supervise local suppliers, we can easily provide technical training and our technical department can also suggest technical improvements to them.

We mostly use a dual supplier system to source the raw materials that we use in our products and we maintain absolute exclusive supplier arrangements and non-exclusive supplier arrangements. About 70% of the raw materials that we use to manufacture our products is purchased from a handful of select suppliers. These select or primary suppliers consist of both local Chinese manufacturers and foreign manufacturers based in South Korea and Japan, including NMB, NSK, NTN, KBC, Pacific Metal and Suzhou Techno System, etc. Our priority suppliers have long-term relationships with us, but we do not rely on them exclusively. Instead, as part of our dual vendor system, we also purchase about 30% of the total raw materials that we need to produce our products from other vendors. As a result, if our priority suppliers cannot supply raw materials to us for any reasons, we are able to rely on these other suppliers to satisfy our raw material requirements. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. We require local suppliers within 300 km of our production facility to deliver goods within six hours from the time when orders are placed. If a supplier is repeatedly late in deliveries, it is removed from our approved supplier list. We have entered into written agreements with our major suppliers and these agreements generally have a one-year term. The terms and nature of our arrangements with suppliers are as follows:

•
Absolute Exclusive Supplier Arrangements. Under the exclusive supplier arrangements, our suppliers are obligated to provide all of their products to us and cannot sell any of their products to any third party in the Chinese automotive electrical equipment industry. In 2006, we had absolute exclusive supplier arrangements with 11 vendors. These suppliers provided us with approximately 61.5% of the materials used in our products.

•
Non-Exclusive Supplier Arrangement. Under this arrangement, there is no restriction on the vendors’ ability to sell their products to other parties. In 2006, we had non-exclusive supplier arrangements with 35 vendors who supplied us with approximately 38.5% of the materials used in our products.

These flexible sourcing arrangements are designed to provide sourcing stability for us and promote competition among our suppliers. We believe our supplier arrangements incentivize suppliers to provide to us technologically advanced and high quality products. We systematically assess our vendors to determine whether they should remain as select vendors, be promoted to select vendors or be demoted to the other vendor category.

We typically purchase the raw materials that we use to produce our products from our suppliers on credit. Credit terms usually permit payment up to 90 days following the delivery of the raw materials. When we purchase raw materials from Chinese suppliers, we are able to pay in Chinese Yuan Renminbi. When we purchase raw materials from foreign suppliers, we usually pay in U.S. Dollars. Our account payables above six months accounted for 0.22%, 0.06% and 0.14% of our total account payables in 2004, 2005 and 2006, respectively.

Our Major Customers

Large automobile manufacturers and automotive engine suppliers are our primary and most desirable customers. Our major customers include Beijing Hyundai Motor Co., Dongfeng Yueda Kia Motors, SAIC GM WuLing, Chery, Geely, Tianjin XiaLi Automobile Co. and Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. We have also entered into technical cooperation agreements or letters of intent with new OEM customers, including Shanghai GM, Fiat, Nan King MG, Beijing Benz DaimlerChrysler, South Korea Hyundai and Korean Doosan. The number of our clients has increased about 195% in the past five years. As we continue to build sales in the domestic market, we intend to grow by developing overseas sales. We focus on maintaining long-term relationships with our customers. We have enjoyed recurring orders from most of our customers for periods of four to ten years. Our typical contract has a one-year term and is usually renewable.

For the fiscal years ended December 31, 2006 and 2005, our top ten largest customers accounted for approximately 75.03% and 77.28% of our total revenues, respectively. In 2006, our two biggest customers Beijing Hyundai Motor Company and Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. Ltd. accounted for approximately 18.97% and 14.41% of our total revenues, respectively. No other customers accounted for more than 10% of our revenues in 2006.

Our Competition

The automobile parts market in China is very competitive. We compete based on the price and quality of our products, product availability and customer service. There are approximately 10 major competitors in this market trying to sell the same products that we sell to the same group of target customers. Our primary competitors are located in China and include Shanghai Valeo Automotive Electrical Systems Co. Ltd, Hubei Shendian Auto Motor Co., Ltd. and Zhongqi Changdian Co., Ltd.

With China’s entry into the WTO and China’s agreement to lift its protections to infant industries, we believe that competition will increase in the China auto parts industry segment. Our primary international competitors include VALEO (France), BOSCH (German), RAMY (U.S.), Mitsubishi Motor (Japan) and Denso (Japan). Some of our competitors have greater financial resources, larger staff, and more established market recognition in both domestic Chinese and international markets than we have.

Regulation

Because our operating subsidiary Halla is located in PRC, we are regulated by the national and local laws of PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for the 42,169 square meters of land located at No. 16 Yulu Street, JinZhou High Technology Industrial Park, JinZhou, China. See “OUR BUSINESS - Our Facilities” for more details.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation of in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2006, we employed 318 full-time employees.

Our Chinese subsidiary has trade unions, which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates of 24% of the average monthly salary. The compensation expenses related to this scheme was approximately $0.49 million, $0.42 million and $0.39 million for the fiscal years 2006, 2005 and 2004, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

Item 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS

A large percentage of our revenues are derived from sales to a limited number of customers and our business will suffer if sales to these customers decline.

A significant portion of our revenues historically have been derived from a limited number of customers. Four customers -- Beijing Hyundai, Shenyang AeroSpace Mitsubishi, Dongfeng YueDa Kia Motors Co., Ltd. and Harbin Dongan -- accounted for approximately 52% of our sales in 2006. Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

Our revenues will decrease if there is less demand for vehicles in which our products are installed.

We sell our products primarily to manufacturers of sedans and passenger vehicles. If sales of sedans and passenger vehicles decrease, demand for our products and our revenues will decrease accordingly.

If the pricing and terms on which we purchase raw materials and component parts from our suppliers unfavorably change, we may become unable to produce and market our products on favorable terms.

We purchase the raw materials and component parts which we use to manufacture our products from over 40 suppliers located primarily in Asia. The raw materials that we use are mainly divided into four categories: metal parts, semiconductors, chemicals and packaging materials. Our primary vendors and suppliers include YingKou Die-Casting Co., Ltd., Dong Woo, S.W.T., JinZhou ChangZe Machinery Plant, JinZhou HanHua Electrical Equipment Co., Ltd. and TianJin Showa Enamelled Wire Co. Ltd. If these or any other important suppliers are unable or unwilling to provide us with such raw materials and/or component parts on terms favorable to us, we may be unable to produce certain products, which could have a material adverse effect on our sales and revenue. If the prices of raw materials needed for our products increase, and we cannot pass these price increases on to our customers, our profit margins and operating results will suffer.

If our customers and/or the ultimate consumers of the vehicles, which use our products successfully, assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are used primarily on sedans and passenger vehicles. Significant property damage, personal injuries and even death can result from malfunctioning vehicles. If our products are not properly designed, built or installed and/or if people are injured because of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We do not have product liability insurance. The publicity surrounding these sorts of claims is also likely damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

If our credit provider were to default on the credit facility agreement, our liquidity and business operation could be negatively affected.

We rely partially on credit facilities provided by various banks to provide the necessary liquidity to maintain our business operations. If the banks were to default on any of the credit facility agreements, it could have a negative impact on our liquidity, which in turn may damage our business operations and financial results.

We face strong competition from both Chinese and international competitors in the auto parts manufacturing industry.

We compete worldwide with a number of other global and PRC-based manufacturers and distributors that produce and sell products similar to ours. Price, quality, and technological innovation are the primary elements of competition. Our main competitors are located in China, including Shanghai Valeo Automotive Electrical Systems Co. Ltd, and Hubei Shendian Auto Motor Co. Ltd. (a joint venture of Hubei Shendian and RAMY (U.S.). After China lifted its protections to infant industries, we have seen an increasing competition from multinational auto parts manufacturers and expect this trend to continue. Currently, our primary international competitors include VALEO (France), BOSCH (German), RAMY (U.S.), Mitsubishi Motor (Japan) and Denso (Japan). We are not as large as a number of our competitors and do not have the brand recognition or substantial financial or other resources of some of our competitors.

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

Like many other participants in the automotive industry, we are at risk for product recall costs. As of December 31, 2006, our products have not been the subject of an open recall. Product recall costs are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Our results of operation could be adversely affected by high price of gasoline.

The demand for our products depends, in large part, on the demand from the automobile markets we serve and on other economic metrics, such as gasoline prices, which influence industry demand. A prolonged increase in the market price of gasoline and other fuel products may result in less disposable income of consumers and lower spending by consumers on automobiles and automobile parts. This could result in a decreased demand for our products, which could negatively affect our results of operations. On the other hand, an increase in the price for gasoline could also lead to an increased demand for small engine automobiles, the main automobile sector we serve, and therefore, benefit us. During 2006 gasoline prices reached unprecedently high levels in the United States but have stabilized somewhat towards the end of 2006. It is difficult to predict the precise long term economic effects of high gasoline prices on the economy, the automobile industry generally or our results of operations.

We might fail to adequately protect our intellectual property and third parties may claim that our products infringe upon their intellectual property.

As part of our business strategy, we intend to accelerate our investment in new products and process technologies in an effort to strengthen and differentiate our product portfolio. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Currently, Wonder Auto holds 5 patents and has 32 pending patent applications. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation could result in substantial costs and diversion of our resources, and whether or not we are ultimately successful, the litigation could hurt our business and financial condition.

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

Mr. Qingjie Zhao, our CEO, President, Secretary, director and beneficial owner of 61.05% of our common stock, serves as an executive director and is a 17% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange (which is principally engaged in the manufacture and sale of specialty packaging machinery to the Chinese pharmaceutical market), and an executive director and 10.96% owner of Jinheng Holdings (which is principally engaged in the manufacture and sale of automotive airbag safety systems in China). As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. However, their existing responsibilities to other entities may limit the amount of time they can spend on our affairs. Mr. Zhao devotes approximately 85% of his business time to the affairs of Wonder Auto and approximately 15% of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Mr. Zhao works about 75 hours per week altogether.

We do not have any independent directors and there is no assurance that any independent directors will be appointed or what their qualifications may be if they are appointed.

We currently have only one director, Qingjie Zhao, who is also our CEO, President, Secretary and the beneficial owner of 61.05% of our common stock. Therefore, we do not have any independent directors. We plan to appoint a number of independent directors, which will constitute a majority of our board of directors before our common stock, is listed on a national securities exchange or Nasdaq, but we may not be able to identify independent directors qualified to be on our board.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

Wonder Auto Technology, Inc. has no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us due to restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance traditions and a lack of flexible currency exchange policy continue to persist. Because of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

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

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Future inflation in China may inhibit our ability to conduct business profitably in China.

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

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations implemented on September 8, 2006.

On September 8, 2006, the PRC Ministry of Commerce, or “MOFCOM,” together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on financial terms, which satisfy our investors and protect our stockholders’ economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our strategy to procure steel supply is to diversify our suppliers both in the PRC and overseas. Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increase on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers grew rapidly, we are subject to the risk of foreign currency depreciation.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We were granted land use rights from the Chinese government for 42,169 square meters of land located at No. 16 Yulu Street, JinZhou High Technology Industrial Park, JinZhou, China. The land use rights have a 30-year term and will expire on August 15, 2026. Our headquarters are located at this site. This site houses our office building, a research and development center, as well as our production facilities.

In addition to the land use rights, we also have ownership of eleven other properties. Two properties are located at No. 16 Yulu Street, two properties are located at Fuzhou Street, Taihe District of JinZhou and the remaining seven are residential properties located at Huianli Guta District of JinZhou. We have placed mortgages on the land and the four properties located at No. 16 Yulu Street and Fuzhou Street to secure certain bank loan from China Bank JinZhou Branch for an amount up to approximately $6.25 million.

We also lease 169 square meters of office space at Wangjing Tower, No. 9 Zhong Huan Nan Lu, Wangjing, Chaoyang District, Beijing where our Beijing Representative Office is located. The lease has a 2-year term which runs from November 15, 2005 to November 14, 2007. The monthly rent is approximately $2,125.

We currently have established three alternator assembly line facilities and three starter assembly line facilities. The total annual production capacity of these production lines is approximately 1.08 million units of alternators and 1.18 million units of starters, assuming two work shifts per day with eight hours each.

Our 207 production workers currently work in two work shifts of eight hours, each to maximize the capabilities of our assembly lines. For each year from 2004 to 2006, the utilization rates of our alternator production lines were approximately 74%, 81% and 106%, respectively, while those of the starter production lines were approximately 96.3%, 140% and 74%, respectively.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We have begun to use a portion of the $12 million that we raised in our private placement that closed in June 2006 to construct additional production lines to expand our production capacity for alternators and starters. After completion of the additional production lines, it is expected that our production capacity for alternators and starters will reach approximately 1.68 million and 1.78 million units, respectively. We expect that these new production lines will, approximately, be completed by July 2007.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock became eligible for quotation on the OTC Bulletin Board on October 4, 2005 and currently trades under the symbol “WATG.OB.” Our CUSIP number is 978166106.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low quotations for the first quarter and the third quarter of fiscal year 2006 have been adjusted for the above mentioned 20-for-1 reverse stock split and to give retroactive effect to the 2.448719-for-1 forward stock split, respectively.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2006
1st Quarter	$1.40	$1.20
2nd Quarter	2.65	1.25
3rd Quarter	4.80	3.00
4th Quarter	5.20	3.44

Year Ended December 31, 2005
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	0.15	0.075

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On December 31, 2006, there were approximately 76 stockholders of record of our common stock.

Dividend Policy

Other than the dividends declared or paid by our subsidiary Wonder Auto before the reverse acquisition transaction and the forward stock split as discussed above, we have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Item 6.	Selected Financial Data

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2004, 2005 and 2006 and the selected balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data for the year ended December 31, 2003 is derived from our audited consolidated financial statements not included in this Report. The selected consolidated financial data for the year ended December 31, 2002 is derived from our unaudited consolidated financial statements that are not included in this Report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Statement of operations data:
Sales Revenues:	$22,781	$39,791	$42,266	$48,063	$72,150
Cost of Sales	(17,288)	(31,193)	(33,074)	(36,787)	(58,290)
Gross profit	5,493	8,598	9,192	11,276	13,860
Expenses:
Administrative expenses	527	593	732	1,011	1,449
Amortization and depreciation	113	112	111	128	176
Other operating expenses	71	27	49	16	142
Provision for doubtful debt	4	23	2		(8)
Selling expenses	1,135	1,523	1,510	2,148	2,137
Total expenses	1,850	2,278	2,404	3,303	3,896
Income from continuing operations before taxes	3,334	5,883	6,306	7,298	9,596
Income taxes	33	(665)	(718)	(897)	(1,270)
Minority interests	-	-	-	-	(102)
Net income	3,367	5,218	5,588	6,401	8,224
Earnings per share - basic and diluted*	$0.2	$0.3	$0.32	$0.37	$0.40

Weighted average number of shares outstanding - basic and diluted*	17,227	17,227	17,227	17,227	20,787
Cash dividend declared per common share	N/A	N/A	N/A	0.33	N/A
Cash flows data:
Net cash flows provided by (used in) operating activities	$908	$(2,481)	$7,240	$11,439	$1,339
Net cash flows used in investing activities	(631)	(1,300)	(3,472)	(5,063)	(7,139)
Net cash flows provided by (used in) financing activities	304	4,947	(4,161)	(3,988)	9,226

	December 31,
	2002	2003	2004	2005	2006
Balance sheet data:
Cash and cash equivalents	$1,056	$2,223	$1,830	$4.369	$8,204
Working capital
	4,367	6,297;	5,344	10,185	18,933
Total assets	28,591	37,643	36,975	52,090	78,000
Total current liabilities	14,154	20,824	19,262	28,282	37,194
Long term liability	-		-	4,955	-
Total liabilities	14,154	20,824	19,262	33,237	37,194
Total stockholders' equity	14,437	16,819	17,713	18,853	38,227

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Wonder Auto Technology, Inc. is a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto Limited and its subsidiary Halla. Through Halla, Wonder Auto is a China-based manufacturer of automotive electrical parts, specifically, starters and alternators. Wonder Auto’s business is focused on designing, developing, manufacturing and selling these automotive electrical parts. Until our acquisition of Wonder Auto on June 22, 2006, our business strategy and ownership changed over the years as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Background and History.”

Our Background and History

We were incorporated on June 8, 2000 in the State of Nevada under the name “MGCC Investment Strategies Inc.” On August 25, 2006, we amended our Articles of Incorporation and changed our name into Wonder Auto Technology, Inc. From inception until March 16, 2004, WATG’s primary business strategy was to provide corporate finance consulting and management advisory services to emerging companies. In particular, its plan was to focus its business in the areas of corporate finance consulting services, business consulting services, broker-client relation services and public relations services. WATG had no business operations during this period.

On March 16, 2004, MyTop purchased 1,025,000 shares of the common stock of WATG and became the owner of approximately 96% of the issued and outstanding capital stock of WATG.

After the stock acquisition, MyTop intended for WATG to engage in business of developing hi-tech product manufacturing and services through the acquisition of other companies. MyTop entered into informal discussions with potential acquisition targets in China, but no agreements were reached.

On August 1, 2005, MyTop changed its name to Hisonic, and on December 19, 2005, Hisonic, as the principal stockholder of WATG, entered into a stock purchase agreement with HFI, pursuant to which Hisonic sold 1,000,000 shares of the common stock of WATG to HFI for $300,000. As a result, HFI became the owner of approximately 86.4% of the issued and outstanding common stock of WATG.

In connection with the sale of common stock to HFI, Timothy P. Halter was elected as WATG’s Chairman of the Board, President, Chief Financial Officer and Secretary and WATG effected a 20-for-1 reverse stock split in February 2006.

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

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Wonder Auto as the acquirer and WATG as the acquired party. When we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Wonder Auto on a consolidated basis unless the context suggests otherwise.

Subsequent Transactions

On August 23, 2006, Wonder Auto entered into a share purchase agreement with Winning to purchase Winning’s 50% interest in Dong Woo, one of our primary suppliers for $4.85 million to be paid in two installments subject to adjustment based on Dong Woo’s financial performance. We paid $2.43 in 2006, $400,000 on February 13, 2007 and are in the process of arranging for the payment of the remaining balance. Under this agreement, Wonder Auto may designate three out of five members of the board of directors of Dong Woo.

On September 21, 2006, Halla together with two independent parties established Wonder Friends in the PRC. Halla contributed $0.5 million to Wonder Friends registered capital representing a 20.41% equity interest. Wonder Friends is principally engaged in the manufacture of piston rods, vibration-dampers and rotary axes for motor vehicles.

Industry Wide Factors that are Relevant to Our Business

Management believes that the Chinese auto parts industry is expanding. According to the China Council for the Promotion of International Trade, individual vehicle ownership more than doubled to 13.65 million units in 2004 from 6.25 million units in 2000. According to the China Automotive Industry Yearbook (1955-2005), the Chinese automobile market maintained an average growth rate of 10% to 15% over the past 15 years. In 2006, according to China Auto Mobile Information Net, the total automobile production in China reached 7.28 million units, representing a 27.32% increase over 2005. China is now the second largest auto market in the world, with sales volume for 2006 reaching 7.22 million units. Of the 5.23 million passenger cars manufactured in 2006, 5.17 million were sold, representing 32.76% and 30.02% increase over 2005, respectively. It is expected that production of autos in China will exceed 8.50 million units in 2007. (Source: Beijing Daily). Among the 7.22 million vehicles sold, 60% of them were purchased by private owners of which 2.08 million were small cars with engine displacements between 1 to 1.6 liters. It is estimated by market specialists that the number of cars owned by private owners will have reached 22 million by the end of 2006, making China the second largest new car market in the world, especially for privately owned autos. It is estimated that there are about 30 automobiles per 1000 people in China, which lags behind the global average of approximately120 automobiles per 1000 people. Largely based on these statistics, the consensus is that the Chinese automobile market may have considerable potential for growth in the coming years. (Source: Xinhua Net, Yunnan Channel). We believe that the increasing number of automobile sales will also increase the size of the automotive aftermarket. As the automotive aftermarket increases and vehicle owners use older automobiles, the need for replacement parts and maintenance increases. We believe this trend will create an increasing demand for our products.

Another important trend that has an effect on our financial condition is the increasing demand for automobiles that utilize small engines and automobiles that can be sold at a lower cost. Management believes that a variety of factors contribute to this increasing demand. The first factor is fuel prices. If fuel costs remain at or above current levels, consumers may seek automobiles that utilize less fuel to save money and our products are designed for use in these fuel efficient vehicles. In addition, the Chinese government promulgated regulations in April 2006 that further encourage the consumption of small engine vehicles. These regulations provide for an upward adjustment of the tax rate applicable to larger vehicles in order to encourage consumers to purchase smaller engine vehicles. The top tax rate applicable to vehicles with engine displacements larger than 2 liters was raised to as high as 20% from 8%. Since we manufacture auto parts for vehicles that do not fall within the category of vehicles subject to the increased taxes, we anticipate that we will benefit from this regulation because as more smaller engine vehicles are sold and the aftermarket in these vehicles increases, we believe there will be an increased demand for parts and maintenance for these vehicles.

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

We also believe that sales to foreign markets may represent an opportunity for us and we plan to enhance our sales efforts to foreign markets, which accounted for approximately 5% of our total sales in 2006. In 2003, we began to sell a small quantity of products directly to overseas customers. For the year ended December 31, 2006, we sold our products to consumers in South Korea, US and Turkey which resulted in total sales of approximately $3.8 million.

Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough of our products to satisfy the increased demand for our products. In order to increase our capacity, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment. The utilization rates of our alternator and starter production lines as of December 31, 2005 and 2006, were approximately 81% and 140%, respectively, assuming two work shifts per day of eight hours and five days per week. In order to meet the projected demand for our products in 2006, we need to build additional manufacturing lines. We have raised a total of $12 million in the private placement that we closed in June 2006, approximately $6 million of which were used and will be used to build additional production lines. We expect that two more production lines will be operational by June 2007 and shall be able to satisfy the projected demands for our products for the foreseeable future.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated in dollars.

All amounts are in thousands of U.S. dollars.

	Year ended December 31,
	2006	2005	2004
Revenue
Sales	$72,150	$48,063	$42,266
Cost of sales	58,290	36,787	33,074

Gross profit	13,860	11,276	9,192

Expenses
Administrative expenses	1,449	1,011	732
Amortization and depreciation
	176	128	111
Other operating expenses	142	16	49
(Recovery of) / provision for doubtful debts	(8)	-	2
Selling expenses	2,137	2,148	1,510

	3,896	3,303	2,404

Income before the following items and taxes	9,964	7,972	6,788
Interest income	97	29	14
Other income	357	137	148
Professional fee for reverse takeover	159	-	-
Finance costs	1,034	839	643
Equity in net income of unconsolidated affiliates	371	-	-

Income before income taxes	9,596	7,298	6,306
Income taxes	1,270	897	718
Minority interests	102	-	-

Net income	$8,224	$6,401	$5,588

	Year Ended December 31,
Components of Revenue In thousands	2006	2005	2004

Total Revenues	$72,150	$48,063	$42,266

Revenues by Product or Product line
alternator	45,216	30,118	28,119
starter	$26,934	$17,945	$14,147

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Sales Revenues. Sales revenues increased $24.09 million, or 50.12% to $72.15 million for the year ended December 31, 2006 from $48.06 million for the same period in 2005. This increase was mainly attributable to the increased market demand for our products in the small and medium engine sedan market in China spurred in part by governmental incentives, our expanded production capacity and increased sales to our existing customers.

Cost of Goods Sold. Our cost of goods sold increased $21.50 million to $58.29 million for the year ended December 31, 2006 from $36.79 million during the same period in 2005. As a percentage of net revenues, the cost of goods sold increased to 80.79% during the year ended December 31, 2006 from 76.54% in the same period of 2005. This increase is attributable to the rise in the cost of raw materials we use in our products. The price of raw materials rose by 8.92% in 2006 which resulted in an increase of 8.24% in the overall cost of goods sold despite our relatively stable labor and manufacturing costs.

Gross Profit. Our gross profit increased $2.58 million to $13.86 million for the year ended December 31, 2006 from $11.28 million for the same period in 2005. Gross profit as a percentage of net revenues was 19.21% for the year ended December 31, 2006, as compared to 23.46% during the same period in 2005. The rise in the cost of raw materials dampened gross profit by offsetting any benefits, which could have otherwise accrued from a decrease in our labor and manufacturing costs and an increase in product price.

Administrative Expenses. Our administrative expenses increased $0.44 million, or 43.31%, to $1.45 million for the year ended December 31, 2006 from $1.01 million for the same period in 2005. The increase was attributable to the increase in expenses incurred in the financing activities in the U.S., as well as audit expenses. As a percentage of net revenues, administrative expenses decreased to 2.01% for the year ended December 31, 2006 from 2.10% for the same period in 2005. This percentage decrease is primarily a function of our net revenues increasing faster than our administrative expenses.

Amortization and depreciation. Our amortization and depreciation expenses increased $0.05 million, or 37.35%, to $0.18 million for the year ended December 31, 2006 from $0.13 million for the same period in 2005. As a percentage of net revenues, expenses associated with amortization and depreciation decreased to 0.24% for the year ended December 31, 2006 from 0.27% for the same period in 2005. This percentage decrease is primarily a function of our net revenues increasing faster than our amortization and depreciation expenses.

Selling expenses. Our selling expenses decreased $10,000 to $2.14 million for the year ended December 31, 2006 from $2.15 million for the same period in 2005. As a percentage of net revenues, our selling expenses decreased to 2.96% for the year ended December 31, 2006 from 4.47% for the same period in 2005. This percentage decrease was primarily attributable to our utilization of more efficient controls that stabilized our selling expenses and improved the quality of our products resulting in less expenses related to repairs and replacements.

Total expenses. Our total expenses increased $0.59 million to $3.89 million for the year ended December 31, 2006 from $3.30 million for the same period in 2005. As a percentage of net revenues, our total expenses decreased to 5.40% for the year ended December 31, 2006 from 6.87% for the same period in 2005. This percentage decrease was primarily attributable to our utilization of more efficient controls that stabilized our selling expenses and improved the quality of our products resulting in less expenses related to repairs and replacements.

Income from operations before taxes. Income from operations before taxes increased $2.30 million, or 31.48%, to $9.60 million during the year ended December 31, 2006 from $7.30 million during the same period in 2005. Income from operations before taxes as a percentage of net revenues decreased to 13.30% during the year ended December 31, 2006 from 15.18% during the same period in 2005.

Provision for income taxes. We are subject to U.S. tax at the rate of 34%. No provision for income taxes in the United States have been made as the taxable income for year ended December 31, 2006 was set-off by a net operating loss carry forward from previous years and we had no taxable income for the years ended December 31, 2005 and 2004.

Wonder Auto and Man Do Auto are incorporated in the BVI and, under current laws of the BVI, not subject to income taxes.

Our subsidiary Halla is subject to Chinese enterprises income tax (“EIT”) at a rate of 27% of the assessable profits, consisting of a 24% national tax and a 3% local tax. As approved by the local tax authority in the PRC, Halla was entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. Accordingly, Halla was subject to a tax rate of 13.5% for 2004, 2005 and 2006. Furthermore, Halla, as a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Halla was approved to enjoy a further 50% tax exemption for 2007 and 2008.

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

Provision for income taxes increased approximately $0.37 million to $1.27 million during the year ended December 31, 2006 from $0.90 million during the same period in 2005. Our effective tax rate for the year ended December 31, 2006, was 13.5%.

Net income. Net income increased $1.82 million, or 28.47%, to $8.22 million during the year ended December 31, 2006 from $6.40 million during the same period in 2005, because of the factors described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales Revenues. Sales revenues increased $5.79 million or 13.72% to $48.06 million in 2005 from $42.27 million in 2004. This increase was mainly attributable to the increased market demand for our products due to growth in the small and medium engine sedan market.

Cost of Goods Sold. Our cost of goods sold increased $3.71 million or 11.23% to $36.79 million in 2005 from $33.08 million in 2004. This increase was mainly attributable to the increase of sales volumes. As a percentage of net revenues, our cost of goods sold in 2005 decreased 1.71% from 2004 mainly because the sale of products with higher profit margins constituted a higher percentage of our sales revenue in 2005 as compared with 2004.

Gross Profit. Our gross profit increased $2.08 million or 22.67% to $11.27 million in 2005 from $9.19 million in 2004. Gross profit as a percentage of net revenues increased 1.71% in 2005 as compared with 2004 for the reason stated above.

Administrative Expenses. Our administrative expenses increased approximately $0.28 million, or 38.11%, to $1.01 million in 2005 from approximately $0.73 million in 2004. As a percentage of net revenues, administrative expenses increased 0.37% in 2005 as compared with 2004. This dollar increase was primarily attributable to salary increases resulting from the establishment of three new vice president positions and the increase cost for repairing our facilities.

Amortization and depreciation. Our amortization and depreciation expenses increased $17,000, or 15.32%, to approximately $128,000 in 2005 from approximately $111,000 in 2004. As a percentage of net revenues, expenses associated with amortization and depreciation increased 0.01% in 2005 as compared with 2004.

Other operating expenses. Other operating expenses decreased from $49,000 in 2004 to $16,000 in 2005. This decrease was primarily attributable to more efficient cost controls and management.

Provision for doubtful debts. Our provision for doubtful debts decreased from $2,000 in 2004 to $0 in 2005. This decrease was primarily attributable to the improvements in our accounts receivable management.

Selling expenses. Our selling expenses increased $638,000, or 42.25%, to $2.15 million in 2005 from $1.51 million in 2004. As a percentage of net revenues, our selling expenses in 2005 increased 0.90% as compared with 2004. This dollar increase was primarily attributable to our increased marketing efforts and the increase of the sales volumes. We believe the increase of selling expenses is generally in line with the increase of sales revenue.

Total expenses. Our total expenses increased $899,000, or 37.40%, to $3.30 million in 2005 from $2.40 million in 2004. As a percentage of net revenues, our total expenses increased 1.19% in 2005 as compared with 2004. This dollar increase was primarily attributable to the factors described above.

Income from operations before taxes. Income from operations before taxes increased $0.99 million, or 15.73%, to $7.29 million in 2005 from $6.31 million in 2004. Income from operations before taxes as a percentage of net revenues increased 0.26% in 2005 as compared to 2004. This increase was primarily a result of increase of the sales revenue and gross margin.

Income taxes. We incurred income taxes of $897,000 in 2005. This is an increase of 24.93% from the taxes we incurred in 2004, which amounted to $718,000. We paid more taxes in 2005 mostly as a result of higher income in 2005 compared to 2004.

Net income. Net income increased $813,000, or 14.55%, to $6.40 million in 2005 from $5.59 million in 2004, because of the factors described above.

Allowance for doubtful debts

Our trade receivables totaled $24.70 million as of December 31, 2006, an increase of $6.23 million or 33.73% from $18.47 million in the year ended December 31, 2005. Our allowance of doubtful accounts totaled $32,150 for year ended December 31, 2006, a 17.03% decrease from the $38,745 for the year ended December 31, 2005.

The seemingly disproportionate increase of our trade receivable as compared to the decrease of our allowance of doubtful accounts was mainly due to the increase in our sales revenue and our policy to generally account a trade receivable as a doubtful account only if it remains uncollected for more than one year. Our allowance for doubtful debts accounts for only an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationship with us and with good settlement history. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Liquidity and Capital Resources

As of December 31, 2005 and December 31, 2006, we had cash and cash equivalents (including restricted cash) of $7.97 million and $13.08 million, respectively. The following table provides detailed information about our net cash flow for all financial statements periods presented in this Report.

Cash Flow

	Years Ended December 31,
	2004	2005	2006
Net cash provided by operating activities	$7,239,337	$11,439,101	$1,388,932
Net cash used in investing activities	(3,471,586)	(5,062,632)	(7,136,865)
Net cash (used in) provided by financing activities	(4,161,411)	(3,988,466)	9,225,743
Effect of foreign currency translation on cash and cash equivalents	74	150,993	357,132
Net cash Flow	$(393,586)	$2,538,996	$3,834,942

Operating Activities:

Net cash provided by operating activities was $1.39 million for the year ended December 31, 2006 which is a decrease of $10.05 million from the $11.44 million net cash provided by operating activities for the same period in 2005. The decrease is a function of our higher bills receivable and increased expenses related to servicing our higher sales volume in fiscal 2006.

Net cash provided by operating activities during 2005 totaled $11.44 million, which is an increase of $4.20 million from net cash provided for operating activities of $7.24 million during 2004. The increase was mainly due to the increased sales revenue and the more efficient control of the accounts receivables and accounts payables. Our negative cash flow from operating activities in 2004 was funded from cash provided by financing activities during the year.

Investing Activities:

Our main uses of cash for investing activities are payments to the acquisition of property, purchase of stock option rights, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used for investing activities in the year ended December 31, 2006 was $7.14 million, which is an increase of $2.08 million from net cash used for investing activities of $5.06 million in the same period of 2005. The increase was due to investments in fixed assets and the acquisition of Dong Woo for $5.82 million and an investment of $0.5 million for a 20% in interest in Wonder Friends, a manufacturer of piston rods, vibration dampers and rotary axes for motor vehicles.

Net cash used for investing activities in the year 2005 was $5.06 million, which is an increase of $1.59 million from net cash used for investing activities of $3.47 million in 2004. The increase for 2005 was primarily the result of the increased amount used for bank deposits pledging the issuance of bills payable.

Financing Activities:

Net cash provided by financing activities in the year ended December 31, 2006 totaled $9.23 million as compared to $3.99 million used in financing activities in the same period of 2005. The increase in net cash is attributable to the receipt of (i) $10.14 million (after payment of offering expenses) through the issuance of stock in a private placement completed in June 2006 and (ii) $880,000 from bank loans which more than offset the payment of $1.72 million by Halla as dividends to its stockholders.

Net cash used for financing activities was $3.99 million in 2005 as compared to $4.16 million used for financing activities in 2004. The $2.29 million decrease in the payment of dividend and the $0.79 decrease in the repayment of a bank loan in 2005 was more than offset by the $3.26 million increase of the proceeds from new bank loans in 2005.

Our debt to equity ratio was 37.48% as of December 31, 2006. We plan to maintain our debt to equity ratio below 60%, increase our long-term loans, decrease our short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of December 31, 2006, the maturities for these bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Bank of China	$3.84 (RMB 30)	Sept. 20, 2006	Sept. 19, 2007	1 year
Bank of China	$2.56 (RMB 20)	Aug. 21, 2006	Aug. 28, 2007	1 year
JinZhou Commercial Bank	$ 0.25 (RMB2)	Jan. 5, 2006	Jan. 4, 2007	1 year
China Construction Bank	$5.12 (RMB 40)	July 7, 2006	July 6, 2007	1 year
China Construction Bank	$2.56 (RMB 20)	Oct. 18, 2006	Oct. 17, 2007	1 year
Total	$14.33

As shown in the above table, we have $14.33 million in loans maturing in or before November 2007. We plan to either repay this debt as it matures or refinance this debt with other debt.

In June 2006, prior to the consummation of the share exchange with us, Wonder Auto Limited completed a private placement of its common shares to certain accredited investors. As a result of this private placement, Wonder Auto raised $12 million in gross proceeds, which left Wonder Auto Limited with approximately $10 million in net proceeds after the deduction of offering expenses in the amount of approximately $2 million. We plan to use approximately $2 million of the net proceeds on purchasing research and development equipment, approximately $6 million on building new production lines, $0.65 on infrastructure and $1.35 million as our working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

In 2006, we repaid an aggregate of $7.47 million in bank loans with maturity dates of July 7, 2006 and October 17, 2006, respectively. We obtained two new loans in the aggregate amount of $7.47 million from China Construction Bank on July 7, 2006 and October 18, 2006 with a maturity dates of July 6, 2007 and October 18, 2007, respectively.

We also obtained credit lines from Bank of China in aggregate principal amount of $10.02 million of which $6.26 million has been used by the Company by December 31, 2006. We used $5.01 million to repay loans owed to JinZhou Commercial Bank.

Our current material capital expenditure requirements are approximately $2 million which will be used in updating and expanding our production lines, research and development equipments and other equipments and facilities in the next 6 months so as to satisfy our production demands in 2007. In addition we expect that we may need approximately $5 million in additional working capital which we plan to raise through a bank loan. We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2006:

All amounts in thousands of U.S. dollars

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	14,327	14,327	-	-	-
Capital commitment	1,536	1,536	-	-	-
Operating lease obligations	1	1	-	-	-
Purchase obligations	-	-	-	-	-
Total	$15,864	$15,864	-	-	-

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

•
Allowance of doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

•
Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

•
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:
	Annual rate	Residual value

Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9-18%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15-18%	0 to 10%
Leasehold improvements	20%	0

Construction in progress mainly represents expenditures in respect of the Company’s new offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

•
Revenue Recognition. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

•
Warranty. It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty such that the closing balance of this provision is equal to certain percentage of relevant sales during the reporting periods as follows:

Year ended December 31,	%

2006	1.5
2005	2
2004	2

•
Recently issued accounting pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: and amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.

In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The company has adopted all the above accounting procurements and considers that they have no material impact on these consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since August 19, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.58% and 6.12% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans secured before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2006 would decrease net income before provision for income taxes by approximately $0.14 million for the year ended December 31, 2006. Management monitors bank’s interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Item 8.	Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2006, 2005 and 2004 begins on page F-1 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 22, 2006, concurrent with the change in control transaction discussed above, our board of directors elected to continue the existing relationship of our subsidiary Wonder Auto with PKF Hong Kong, Certified Public Accountants and appointed PKF Hong Kong, Certified Public Accountants as our independent auditor. Additionally, concurrent with the decision to maintain our relationship with PKF Hong Kong, Certified Public Accountants, our board of directors approved the dismissal of Meyler & Company, LLC as our independent auditor.

No accountant’s report issued by Meyler & Company, LLC on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our two most recent fiscal years ended December 31, 2006 and 2005, there were no disagreements with Meyler & Company, LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent fiscal years ended December 31, 2006 and 2005.

We furnished a copy of this disclosure to Meyler & Company, LLC and requested Meyler & Company, LLC to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 to our current report on Form 8-K, filed on June 23, 2006.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Qingjie Zhao and Meirong Yuan, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Zhao and Yuan concluded that as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by Item10 of Part III is included in our Proxy Statement to be filed with the Commission in connection to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference. Information relating our Code of Ethics and compliance with Section 16(a) of the Exchange Act is set forth in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholder and are incorporated by reference.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement to be filed with the Commission in connection to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 of Part III is included in our Proxy Statement to be filed with the Commission in connection to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions and Direction Independence.

Information required by Item 13 of Part III is included in our Proxy Statement to be filed with the Commission in connection to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by Item 14 of Part III is included in our Proxy Statement to be filed with the Commission in connection to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this report:

1)	Financial Statement are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F - 3

•	Consolidated Statement of Operations	F - 4

•	Consolidated Balance Sheets	F - 5

•	Consolidated Statement of Cash Flows	F - 7

•	Consolidated Statement of Stockholders’ Equity	F - 9

•	Notes to Consolidated Statements	F - 10

2)	Financial Statement Schedules:

Wonder Auto Technology, Inc.
Financial Statements Schedules:
Valuation and Qualifying Accounts
Three years ended December 31, 2006

	Balance at beginning $	Charge (credit) to other comprehensive income for exchange differences on translation $	Acquisition $	Charge (credit) to expenses $	Balance at end of year $

Allowance for Doubtful Accounts of Trade and Other Receivables

Year ended December 31, 2006	38,745	1,106	-	(7,701)	32,150
Year ended December 31, 2005	37,748	997	-	-	38,745
Year ended December 31, 2004	35,841	-	-	1,907	37,748

Provision for Obsolete Inventories

Year ended December 31, 2006	194,153	5,252	-	(52,470)	146,935
Year ended December 31, 2005	373,932	6,867	-	(186,646)	194,153
Year ended December 31, 2004	247,392	16	-	126,524	373,932

Provision for warranty

Year ended December 31, 2006	914,403	32,096	-	102,845	1,049,344
Year ended December 31, 2005	815,498	22,750	-	76,155	914,403
Year ended December 31, 2004	774,149	23	-	41,326	815,498

3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1
Share Exchange Agreement, dated June 22, 2006, among the Company, Wonder Auto Limited and its stockholders. [Incorporated by reference as Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 22, 2006].

2.2
Stock Purchase Agreement, dated December 19, 2005, by and among the Company, Halter Financial Investments, L.P., Hisonic International, Inc. [Incorporated by reference as Exhibit 10.1 to Schedule 13D filed on December 21, 2005].

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference as Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914].

3.2
Amended and Restated Bylaws of the Company. [Incorporated by reference as Exhibit 3.4 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914].

10.1	Form of the Stock Purchase and Subscription Agreement, dated June 22, 2006. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.2
Escrow Agreement, dated June 22, 2006, among the Company, Sterne Agee & Leach, Inc., Empower Century Limited, Choice Inspire Limited and Securities Transfer Corporation. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.3
Escrow Agreement, dated June 22, 2006, by and among Wonder Auto Limited, Empower Century Limited, Thelen Reid & Priest LLP and certain purchasers. [Incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.4
Stock Purchase Agreement, dated April 28, 2004, between JinZhou Wonder Industry (Group) Co., Ltd and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.4 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.5
Technical Cooperation Agreement, dated July 25, 2003, between JinZhou Halla Electrical Equipment Co., Ltd and MEISTER (Korea) Company Limited. [Incorporated by reference as Exhibit 10.5 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.6
Strategic Cooperation Agreement, dated June 7, 2004, between JinZhou Halla Electrical Equipment Co., Ltd. and HIVRON Inc. [Incorporated by reference as Exhibit 10.6 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.7	Form of Purchase Contract with Supplier. [Incorporated by reference as Exhibit 10.7 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.8
Equipment Purchase Agreement, dated January 1, 2006, between JinZhou Halla Electrical Equipment Co., Ltd. and Suzhou Tenuo Automation Co., Ltd. [Incorporated by reference as Exhibit 10.8 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.9
Equipment Purchase Agreement, dated May 19, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and DMG meccanica. [Incorporated by reference as Exhibit 10.9 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.10
Equipment Purchase Agreement, dated December 17, 2004, between JinZhou Halla Electrical Equipment Co., Ltd. and OMT Co., Ltd. [Incorporated by reference as Exhibit 10.10 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.11
Loan Agreement, dated October 18, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and China Construction Bank (JinZhou Linghe Branch). [Incorporated by reference as Exhibit 10.11 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.12
Loan Agreement, dated September 30, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and JinZhou Commercial Bank (Chengjian Branch). [Incorporated by reference as Exhibit 10.12 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.13
Loan Agreement, dated July 8, 2005, between JinZhou Halla Electrical Equipment Co., Ltd and China Construction Bank (JinZhou Linghe Branch). [Incorporated by reference as Exhibit 10.13 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.14
Mortgage Agreement, dated September 30, 2005, between JinZhou Halla Electronic Equipment Co., Ltd. and JinZhou Commercial Bank (Linghe Branch). [Incorporated by reference as Exhibit 10.14 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.15
Lease Agreement, dated November 8, 2005, by and among Beijing International Technological Cooperation Center Wang Jing Tower Company, JinZhou Halla Electrical Equipment Co., Ltd. and Beijing Zhucheng Real Property Management Company. [Incorporated by reference as Exhibit 10.15 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.16
Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Qingjie Zhao. [Incorporated by reference as Exhibit 10.16 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.17	Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Yuncong Ma. [Incorporated by reference as Exhibit 10.17 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.18
Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Meirong Yuan. [Incorporated by reference as Exhibit 10.18 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.19
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Seuk Jun Kim. [Incorporated by reference as Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.20
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Yuguo Zhao. [Incorporated by reference as Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.21
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Yongdong Liu. [Incorporated by reference as Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.22
Consulting Agreement, dated April 22, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.22 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.23	Amendment No. 1 to the Consulting Agreement, dated June 23, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited.**

10.24
Financial Advisory Agreement, dated March 15, 2006, between Wonder Auto Group and HFG International, Limited. [Incorporated by reference as Exhibit 10.23 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.25
Assignment and Assumption Agreement, dated May 31, 2006, between Wonder Auto Group, HFG International Limited and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.24 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.26
Put Option Agreement, dated December 19, 2005, by and among the Registrant, Halter Financial Investments, L.P. and Rachel (Pin) Kang [Incorporated by reference as Exhibit 10.2 to Schedule 13D filed on December 21, 2005].

10.27
Credit Facility Agreement, dated August 21, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 25, 2006]

10.28
Share Purchase Agreement, dated August 23, 2006, by and between Wonder Auto Limited and Winning International Development Limited. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 25, 2006].

10.29
Domestic Business Invoice Discount Agreement, dated August 21, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou branch. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.30
RMB Short-term Loan Agreement, dated September 13, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.31
Mortgage Agreement, dated September 13, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.32
Loan Agreement, dated November 24, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH [Incorporated by reference as Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 30, 2006].

14	Code of Ethics. [Incorporated by reference as Exhibit 14 to the Company’s annual report on Form 10-KSB filed on March 30, 2005].

21	Revised list of subsidiaries of the Company.*

24	Power of Attorney.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Promissory Note, dated June 27, 2005 [Incorporated by reference as Exhibit 99.1 to the Company’s quarterly report on Form 10-QSB filed on August 15, 2005].

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Wonder Auto Technology, Inc. and subsidiaries for 2006 and 2005 included in this Form 10-K, and have issued our report thereon dated February 12, 2007. Our audits for the years ended December 31, 2006, 2005 and 2004, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 15 for Wonder Auto technology, Inc. and subsidiaries is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ PKF
Certified Public Accountants
Hong Kong
February 12, 2006

Wonder Auto Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Wonder Auto Technology, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sole Director and Stockholders of
Wonder Auto Technology, Inc.

We have audited the accompanying consolidated balance sheets of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong
February 12, 2007

Wonder Auto Technology, Inc.
Consolidated Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Revenue
Sales	$72,150,483	$48,062,805	$42,265,874
Cost of sales	(58,289,903)	(36,787,115)	(33,073,766)

Gross profit	13,860,580	11,275,690	9,192,108

Expenses
Administrative expenses	1,449,031	1,011,123	732,370
Amortization and depreciation
- Notes 13, 14 and 15	175,803	127,998	110,962
Other operating expenses	142,442	16,257	49,169
(Recovery of) / provision for doubtful debts	(7,701)	-	1,906
Selling expenses	2,136,655	2,148,426	1,510,470

	3,896,230	3,303,804	2,404,877

Income before the following items and taxes	9,964,350	7,971,886	6,787,231
Interest income	96,810	28,539	13,554
Other income	356,590	136,711	148,056
Professional fee for reverse takeover	(159,440)	-	-
Finance costs - Note 5	(1,033,551)	(838,954)	(643,141)
Equity in net income of unconsolidated
affiliates - Note 4	371,005	-	-

Income before income taxes	9,595,764	7,298,182	6,305,700
Income taxes - Note 6	(1,270,391)	(897,256)	(718,298)
Minority interests - Note 7	(101,827)	-	-

Net income	$8,223,546	$6,400,926	$5,587,402

Earnings per share: basic and diluted - Note 8	$0.40	$0.37	$0.32

Weighted average number of shares
outstanding:
basic and diluted	20,787,279	17,227,198	17,227,198

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$8,203,699	$4,368,757
Restricted cash - Note 9	4,876,879	3,597,609
Marketable securities	-	37,159
Trade receivables (net of allowance of doubtful accounts of $32,150 in 2006, $38,745 in 2005)	24,696,982	18,472,619
Bills receivable	3,098,314	3,528,649
Other receivables, prepayments and
deposits - Note 10	1,254,209	392,906
Inventories - Note 11	13,689,374	7,807,610
Amount due from a related company
- Note 18	69,561	-
Deferred taxes - Note 6	237,570	261,548

Total current assets	56,126,588	38,466,857
Know-how - Note 12	1,468,089	1,421,556
Trademarks and patents - Note 13	11,418	1,907
Property, plant and equipment, net - Note 14	13,945,846	10,648,082
Land use right - Note 15	1,203,256	580,020
Deposit for acquisition of property, plant and
equipment	1,740,548	819,183
Investment in an unconsolidated affiliate
- Note 4	527,627	-
Goodwill - Note 4	2,771,293	-
Deferred taxes - Note 6	205,475	152,316

TOTAL ASSETS	$78,000,140	$52,089,921

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$9,631,537	$10,299,879
Bills payable - Note 9	8,628,078	7,060,222
Other payables and accrued expenses
- Note 16	3,121,533	709,822
Provision for warranty - Notes 4 and 17	1,049,344	914,403
Dividend payable	-	1,699,282
Income tax payable	398,768	161,277
Amount due to a stockholder - Note 18	-	5,149
Amount due to an unconsolidated affiliate
- Note 18	37,492	-
Secured short-term bank loans - Note 19	14,326,831	7,431,813

Total current liabilities	37,193,583	28,281,847

Secured long-term bank loans - Note 19	-	4,954,542

TOTAL LIABILITIES	37,193,583	33,236,389

COMMITMENTS AND CONTINGENCIES
- Note 20

MINORITY INTERESTS - Note 4	2,579,572	-

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2006 and 2005; none issued and outstanding	-	-
Common stock: par value $0.0001 per share
- Note 21
Authorized 90,000,000 shares in 2006 and 2005; issued and outstanding 23,959,994 shares in 2006 and 17,227,198 shares in 2005	2,396	1,723
Additional paid-in capital - Note 21	22,140,143	11,998,377
Statutory and other reserves - Note 22	3,148,265	2,347,848
Accumulated other comprehensive income
- Note 23	1,452,138	444,670
Retained earnings	11,484,043	4,060,914

TOTAL STOCKHOLDERS’ EQUITY	38,226,985	18,853,532

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$78,000,140	$52,089,921

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$8,223,546	$6,400,926	$5,587,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,401,541	1,158,561	986,517
Amortization of trademarks and patents	769	342	338
Amortization of land use right	28,883	26,245	25,980
Deferred taxes	(16,369)	857	(144,817)
Loss on disposal of property, plant and
equipment	79,527	-	19,489
(Recovery of)/provision for doubtful debts	(7,701)	-	1,906
(Recovery of)/provision for obsolete
inventories	(52,470)	(186,646)	126,524
Equity in net income of an unconsolidated
affiliate	(371,005)	-	-
Increase in minority interests	101,827	-	-
Changes in operating assets and liabilities:
Trade receivables	(5,493,345)	(7,073,894)	840,070
Bills receivable	1,536,869	(73,117)	(736,499)
Other receivables, prepayments and deposits	(664,255)	96,624	(232,531)
Inventories	(4,481,151)	(415,127)	2,860,283
Trade payables	460,403	5,288,135	(3,267,345)
Bills payable	601,360	5,729,402	1,206,680
Amount due to an unconsolidated affiliate	36,719	-	-
Other payables and accrued expenses	(263,895)	340,742	(115,934)
Provision for warranty	102,845	76,155	41,326
Income tax payable	164,834	69,896	39,948

Net cash flows provided by operating activities	1,388,932	11,439,101	7,239,337

Cash flows from investing activities
Payments to acquire trademarks and patents	(10,023)	-	(206)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(3,627,589)	(2,062,891)	(2,879,320)
Proceeds from sales of property, plant and equipment	73,169	-	31,012
Payment to acquire marketable securities	-	(36,571)	-
Proceeds from sales of marketable securities	37,585	-	-
Increase in restricted cash	(917,757)	(2,963,170)	(623,072)
Cash acquired from the RTO	419	-	-
Payment to acquire Wonder Friends
- Notes 1 and 4	(500,000)	-	-
Payment to acquire Dong Woo
- Notes 1 and 4	(2,430,000)	-	-
Cash inflow from Dong Woo - Note 4	237,331	-	-

Net cash flows used in investing activities	$(7,136,865)	$(5,062,632)	$(3,471,586)

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities
(Repayment to)/advance from a stockholder	$(5,149)	$-	$5,149
Amount due from a related company	(68,128)	-	-
Dividend paid to stockholders	(1,719,985)	(6,958,197)	(4,666,033)
Proceeds from bank loans	17,573,649	12,386,355	9,127,907
Repayment of bank loans	(16,696,664)	(9,416,624)	(8,628,534)
Proceeds from issuance of shares in
connection with the reorganization before
RTO	-	-	100
Net proceed from issue of shares	10,142,020	-	-

Net cash flows provided by (used in) financing activities	9,225,743	(3,988,466)	(4,161,411)

Effect of foreign currency translation on cash and cash equivalents	357,132	150,993	74

Net increase (decrease) in cash and cash equivalents	3,834,942	2,538,996	(393,586)

Cash and cash equivalents - beginning of period	4,368,757	1,829,761	2,223,347

Cash and cash equivalents - end of period	$8,203,699	$4,368,757	$1,829,761

Supplemental disclosures for cash flow information:
Non-cash financing activity:
Issuance of 8,613,599 shares of WAL’s common stock for the acquisition of entire equity interests in Man Do Auto and Jinzhou Halla in conjunction with the reorganization	$-	$-	$100
Outstanding payable for acquisition of a subsidiary	$2,420,000	$-	$-
Cash paid for:
Interest	$807,693	$611,326	$537,958
Income taxes	$1,121,927	$826,503	$823,165

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

	Common stock		Additional	Statutory	Accumulated other
	No. of shares	Amount	paid-in capital	and other reserves	comprehensive income	Retained earnings	Total

Balance, January 1, 2004	17,227,198	$1,723	$11,998,277	$1,061,191	$23,818	$3,734,432	$16,819,441
Issuance of shares in connection with the reorganization	-	-	100	-	-	-	100
Comprehensive income
Net income	-	-	-	-	-	5,587,402	5,587,402
Foreign currency translation adjustments	-	-	-	-	766	-	766
Total comprehensive income							5,588,168
Appropriation to reserves	-	-	-	645,488	-	(645,488)	-
Dividend	-	-	-	-	-	(4,694,894)	(4,694,894)

Balance, December 31, 2004	17,227,198	1,723	11,998,377	1,706,679	24,584	3,981,452	17,712,815
Comprehensive income
Net income	-	-	-	-	-	6,400,926	6,400,926
Foreign currency translation adjustments	-	-	-	-	420,086	-	420,086
Total comprehensive income							6,821,012
Appropriation to reserves	-	-	-	641,169	-	(641,169)	-
Dividend	-	-	-	-	-	(5,680,295)	(5,680,295)

Balance, December 31, 2005	17,227,198	1,723	11,998,377	2,347,848	444,670	4,060,914	18,853,532
Recapitalization	2,832,800	283	136	-	-	-	419
Share issued for proceeds of $12 million	3,899,996	390	11,999,610	-	-	-	12,000,000
Cost of raising capital	-	-	(1,857,980)	-	-	-	(1,857,980)
Comprehensive income
Net income	-	-	-	-	-	8,223,546	8,223,546
Foreign currency translation adjustments	-	-	-	-	1,007,468	-	1,007,468
Total comprehensive income							9,231,014
Appropriation to reserves	-	-	-	800,417	-	(800,417)	-

Balance, December 31, 2006	23,959,994	$2,396	$22,140,143	$3,148,265	$1,452,138	$11,484,043	$38,226,985

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
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

On August 23, 2006, WAL entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands corporation, which held 50% equity interest in Jinzhou Dong Woo Precision Co. Ltd. (“Dong Woo”). The remaining 50% equity interest is held by two independent third parties in equal proportion (that is 25% each). Dong Woo was established in the People’s Republic of China (the “PRC”) and is a supplier of raw materials to WAL. More details and accounting treatment on investment in Dong Woo are set out in note 4.

On September 21, 2006, Jinzhou Halla together with two independent third parties established Jinzhou Wonder Friends Mechanical Parts Co., Ltd. (“Wonder Friends”) in the PRC. Jinzhou Halla contributed $0.5 million to its registered capital representing 20.41% equity interest thereon. Wonder Friends is principally engaged in manufacturing of piston rods, vibration-dampers and rotary axes for motor vehicles. More details and accounting treatment on investment in Wonder Friends are set out in note 4.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.        Description of business

Following the RTO as detailed in note 3(i), the Company commenced to be engaged in the manufacture and distribution of automotive electrical components, namely starters and alternators, in the PRC.

The products of the Company are suitable for use in various types of automobiles. However, the Company currently has more market presence in the sedan and passenger cars, pickup trucks and sport utility vehicles segments.

The customers include renowned automakers and automotive components suppliers in the PRC. As an integral part of developing customer relationship, the Company will offer to its customers product design and development services for their new car models or automotive components based on customers’ required specifications.

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

3.        Basis of presentation

(i)
Pursuant to the Plan of Reorganization dated on June 22, 2006, the Company issued 21,127,194 shares as adjusted for Forward Stock Split of common stock, par value $0.0001 per share, to the stockholders of WAL (17,227,198 shares as adjusted for Forward Stock Split to WAL Former Stockholders and 3,899,996 shares as adjusted for Forward Stock Split to new investors), representing approximately 88.2% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of WAL.

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of WAL become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 2,832,800 shares as adjusted of the Company outstanding prior to the RTO are accounted for at $419 of net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.        Basis of presentation (Cont’d)

(ii)
On June 22, 2006, WAL completed a private placement pursuant to which WAL issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were subsequently exchanged for 3,899,996 shares as adjusted for Forward Stock Split on July 26, 2006 of the common stock of the Company in connection with the RTO.

In connection with the private placement, WAL's two stockholders, Choice Inspire Limited (“CIL”) and Empower Century Limited (“ECL”) entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, CIL and ECL agreed to certain “make good” provisions. In the escrow agreement, WAL established minimum net income thresholds of $8,140,000 for the fiscal year ended December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007. CIL and ECL deposited a total of 3,300,000 shares as adjusted for Forward Stock Split on July 26, 2006 of the Company’s common stock into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver 1,650,000 shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares.

On February 8, 2007, stockholders of CIL and ECL resolved to surrender the right of entitlement to the 1,650,000 shares in aggregate for the fiscal year ended December 31, 2006 placed with the escrow agent to Xiangdong Gao under the escrow agreement. On the same date, an agreement was signed between CIL, ECL and Xiangdong Gao whereby both CIL and ECL have agreed to give the right of the entitlement to the aforementioned escrowed shares related to the fiscal year ended December 31, 2006 to Xiangdong Gao as a gift (that is for nil consideration). Xiangdong Gao is a beneficial stockholder of the Company.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company acquired 50% equity interest in Dong Woo, one of the Company’s primary raw material suppliers, on August 23, 2006. The board of directors of Dong Woo consists of 5 members, three out of which were nominated by WAL whilst the remaining two board members by the other two shareholders of Dong Woo. The board is the highest authority of Dong Woo and has power to make operating and financing decision. Before November 18, 2006, any valid resolution of the board should be made by over two-third of the board members (i.e. four board members or more). Based on the foregoing, the management of the Company was of the view that the Company had significant influence but not control over the operations of Dong Woo. Accordingly, the investment in Dong Woo was initially recognized at cost and subsequently accounted for under the equity method of accounting, under which the attributable share (that is 50%) of Dong Woo’s net income is recognized in the period in which it is earned by Dong Woo from the date of acquisition till November 17, 2006. On November 18, 2006, Dong Woo amended its Memorandum and Articles of Association such that any valid resolution of the board shall only be made by more than a half of the board members with immediate effect. Without any change in the composition of the board as before, the Company obtained control over Dong Woo and the results of operations and the financial position of Dong Woo is consolidated since then.

The financial position of Dong Woo as of November 18, 2006 is as follows :-

Cash and cash equivalents	$237,331
Restricted cash	361,512
Receivable	2,931
Bills receivable	1,019,550
Other receivable, prepayment and deposits	168,463
Inventories	985,558
Property, plant and equipment	1,720,399
Land use right	631,390
Amount due from Jinzhou Halla	3,496,918
Accounts payable	(2,033,220)
Bills payable	(720,057)
Other repayable and accrued expenses	(237,040)
Income tax payable	(63,675)
Secured short-term bank loans	(637,219)

Net assets	$4,932,841

The net cash inflows from Dong Woo on November 18, 2006 (i.e. The date on which was obtained control) is $237,331.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The Company acquired the 50% equity interest in Dong Woo at a cash purchase price of $4.85 million, which is contingent on whether Dong Woo can attain a net income of $1.63 million for the fiscal year ended December 31, 2006. If Dong Woo fails to attain $1.63 million, the Company is entitled to deduct the purchase price proportionately with the amount of the unfulfilled net income. For the year ended December 31, 2006, Dong Woo has achieved the above said income target.

According to the payment terms of the share purchase agreement, $2.43 million of the purchase price was paid within one month after signing of the share purchase agreement and the remaining $2.42 million will be paid within 5 days after the confirmation by WAL that Dong Woo attains the said income target. As Dong Woo has met the income target, the Company will write to confirm its achievement in the near future. Accordingly, purchase price of $2.42 million was still outstanding as of December 31, 2006.

As of December 31, 2006, the consolidated balance sheet reflects a goodwill identified on acquisition of Dong Woo amounted to $2.77 million which represents the excess of the purchase price of $4.85 million over the attributable share (that is 50%) of fair value of acquired identifiable net assets of Dong Woo amounted to $2.08 million.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized and is subjected to an annual impairment test which occurs in the fourth quarter of each fiscal year.

Goodwill will be written down only when and if impairment is identified and measured, based on future events and conditions.

Minority interests

Minority interests resulted from the consolidation of 50% owned subsidiary, Dong Woo, where the Company has control over its operations.

Investment in an unconsolidated affiliate

The Company accounts for the 20.41% investment in Wonder Friends (an investment in which the Company exercises significant influence but does not control) using the equity method, under which the share of Wonder Friends’ net income is recognized in the period in which it is earned by Wonder Friends. As of December 31, 2006, the investment in unconsolidated affiliate of $0.53 million represents attributable share of the underlying net assets of Wonder Friends.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2006 and 2005, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Year ended December 31,
	2006	2005	2004

Beijing Hyundai Motor Company	$13,686,791	$6,926,159	$70,757
Dongfeng Yueda Kia Motors Company Limited	2,416,288	5,346,827	1,849,984
Harbin Dongan Auto-Engine Company Limited	2,777,216	4,511,073	6,681,493
Harbin Dongan Automotive Engine Manufacturing Company Limited	5,770,801	1,403,102	1,037,976
Shanghai WuLong Auto Components Investment Company Limited	-	-	5,621,017
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Company Limited	12,837,338	5,451,367	3,715,043

	$37,488,434	$23,638,528	$18,976,270

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2006 and 2005, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable and letter of credit (Note 9) that are restricted in use are classified as restricted cash under current assets.

Marketable securities

Marketable securities represent the available-for-sale securities and are carried at current fair values by reference to their market prices. The change in fair values is taken to other comprehensive income.

During the reporting periods, there was no significant fluctuation on market prices of these securities and accordingly no change in fair value is taken to other comprehensive income.

There is no significant market price risk as there was no significant fluctuation on market prices and the marketable securities are not significant to the Company.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9-18%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15-18%	Nil to 10%
Leasehold improvements	20%	Nil

Construction in progress mainly represents expenditures in respect of the Company’s new offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Trademarks and patents

Trademarks and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their useful lives of 10 years granted from the relevant PRC authorities.

Know-how

Know-how is determined to have an indefinite useful life pursuant to the purchase contracts as detailed in note 12. It is not subject to amortization until its useful life is determined to be no longer indefinite.

Know-how is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 30 years obtained from the relevant PRC land authority.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board (“APB”) Opinion 18, Equity Method of Accounting for Investments in Common Stock, respectively. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Advertising, transportation, research and development expenses

Advertising, transportation and other product-related costs are charged to expense as incurred.

Research and development costs include expenditure incurred for “new product development expenses”, “investment in research and development equipment” and “other research and development expenses”.

The “new products development expenses” include salaries of personnel engaged and other costs incurred for research and development of potential new products. They are expensed to Statement of Operations when incurred.

“Investments in research and development equipment” represent payments for acquisition of equipment for research and development use. This equipment has other alterative future uses, such as usage in Testing Department. The equipment is capitalized as tangible asset when acquired and included under Non-current assets “Property, plant and equipment” in the Financial Statements. Depreciation is provided according to the depreciation rates of corresponding categories of Property, plant and equipment being capitalized and included.

“Other research and development expenses” represent payments for routine and ongoing efforts to refine existing products. These expenses are charged to Statement of Operations when incurred.

Advertising expenses amounting to $16,137, $15,992 and $12,061 for three years ended December 31, 2006, 2005 and 2004 respectively are included in selling expenses.

Transportation expenses amounted to $464,838, $342,805 and $347,134 for three years ended December 31, 2006, 2005 and 2004 respectively are included in selling expenses.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Advertising, transportation, research and development expenses (cont’d)

Research and development expenditure for each of three years in the year ended December 31, 2006 are as follow :-

		Year ended December 31,
Nature	Included in	2006	2005	2004

New products	Cost of sales
development
expenses		$500,347	$477,225	$278,784

Investments in research	Property, plant
and development	and equipment
equipment		611,615	645,925	695,610

Other research and	Cost of sales
development
expenses		447,355	346,959	375,532

		$1,559,317	$1,470,109	$1,349,926

Warranty

It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty such that the closing balance of this provision is equal to certain percentage of relevant sales during the reporting periods as follows :-

Year ended December 31,	%

2006	1.5
2005	2
2004	2

Stock-based compensation

During the reporting periods, the Company did not make any stock-based compensation payments.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income (loss) include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2006, 2005 and 2004 were RMB1 for $0.1279, $0.1239 and $0.1207 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable securities, trade, bills and other receivables, deposits, dividend payable, trade, bills and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from import purchase transactions and recognized trade payables as they will affect the future operating results of the Company. The Company did not have any hedging transactions during the reporting periods. As the functional currency of the Company is RMB, the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: and amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.        Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.

In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The company has adopted all the above accounting procurements and considers that they have no material impact on these consolidated financial statements.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.        Finance costs

	Year ended December 31,
	2006	2005	2004

Interest expenses	$807,693	$611,326	$537,958
Bills discounting charges	170,851	186,103	68,524
Bank charges and net exchange loss	55,007	41,525	36,659

	$1,033,551	$838,954	$643,141

6.        Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for income taxes in the United States has been make as the taxable income for the year ended December 31, 2006 was set-off by net operating loss carry forward from previous years and Wonder Auto Technology, Inc. had no taxable income for the years ended December 31, 2005 and 2004.

BVI

WAL and Man Do Auto were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Enterprises income tax (“EIT”) to Jinzhou Halla and Dong Woo in the PRC is charged at 27%, in which 24% for national tax and 3% for local tax, of the assessable profits. As approved by the local tax authority in the PRC, Jinzhou Halla and Dong Woo was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry, Jinzhou Halla was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. The tax holiday of Dong Woo commenced in the fiscal year 2004. Accordingly, Dong Woo was subject to tax rate of 13.5% for 2006, 2007 and 2008.

Jinzhou Halla and Dong Woo, being FIEs, were entitled to another special tax concession that equivalent to 40% of the purchase price of qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule can be used to offset against EIT. Jinzhou Halla was additionally entitled to a further tax concession, if there is a 10% increase in the current year’s domestic development expenses over the prior year, amount equivalent to 50% of the current year’s expenses can be used to offset against EIT.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.        Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2006	2005	2004

Current taxes - PRC	$1,286,760	$896,399	$863,115
Deferred taxes - PRC	(16,369)	857	(144,817)

	$1,270,391	$897,256	$718,298

The effective income tax expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-

	Year ended December 31,
	2006	2005	2004

Provision for income taxes at PRC
statutory income tax rate	$2,590,857	$1,970,509	$1,702,539
Non-deductible items for tax	26,084	31,817	11,845
Income not subject to tax	(108,558)	(7,361)	(4,407)
Others	16,200	-	-
Tax concessions	(1,254,192)	(1,097,709)	(991,679)

	$1,270,391	$897,256	$718,298

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.        Income taxes (Cont’d)

PRC (cont’d)

Deferred tax assets (liabilities) as of December 31, 2006 and 2005 are composed of the following :-

	As of December 31,
	2006	2005
PRC
Current deferred tax assets:
Allowance for doubtful debts	$4,340	$5,231
Provision for obsolete inventories	17,168	26,211
Provision for warranty	141,661	123,444
Accrued liabilities	23,053	37,188
Unrealized profit	51,348	-
Others	-	69,474

	$237,570	$261,548

United States
Non current deferred tax assets:
Tax losses	$48,000	$52,000
Valuation allowances	(48,000)	(52,000)

	$-	$-
PRC
Non current deferred tax assets
(liabilities):
Depreciation of property, plant
and equipment	376,368	298,021
Amortization of land use right	12,435	12,621
Amortization of know-how	(183,328)	(158,326)

	205,475	152,316

	$205,475	$152,316

As of December 31, 2006, the Company had net operating loss carried forward amounted to $140,612 in the United States which, if unutilized, will expire through to 2020.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.        Minority Interests

Minority interests on the consolidated statement of operations of $101,827 for the year ended December 31, 2006 represents the minority shareholders’ proportionate share of the net income of Dong Woo.

8.        Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as if the RTO occurred as of the beginning of the first period presented and has been adjusted for Forward Stock Split effected in July 2006.

9.        Restricted cash, bills and trade payables

	As of December 31,
	2006	2005
Bank deposits held as collateral for bills
payable	$4,876,879	$3,597,609

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest-free with maturity of three to six months from date of issuance. As security for the banks’ undertakings, the Company is required to deposit with such banks equal to 50% of the bills amount at the time of issuance and pay bank charges.

Trade payables represent trade creditors on open account. They are interest-free and unsecured. The normal credit term given by these suppliers to the Company ranges from one to three months.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.      Other receivables, prepayments and deposits

	As of December 31,
	2006	2005

Advances to staff	$238,310	$110,178
Value added tax and other tax recoverable	193,318	145,669
Other prepayments	227,883	126,573
Advance to a third party - Note 10a	358,171	-
Prepaid front-end-fee - Note 10b	162,146	-
Other receivables	74,381	10,486

	$1,254,209	$392,906

Notes :-

(a) The advance is interest-free, unsecured and repayable on demand.

(b) The front-end-fee was prepaid in conjunction with the loan facility to be obtained by the Company (Note 19).

11.      Inventories

	As of December 31,
	2006	2005

Raw materials	$3,957,527	$2,733,814
Work-in-progress	450,545	301,958
Finished goods	9,428,237	4,965,991

	13,836,309	8,001,763
Provision for obsolete inventories	(146,935)	(194,153)

	$13,689,374	$7,807,610

(Recovery of)/provision for obsolete inventories of $(52,470), $(186,646) and $126,524 were (credited) charged to operations during the years ended December 31, 2006, 2005 and 2004 respectively.

12.      Know-how

In March 1996, the Company entered into two contracts with the Korean Company (Note 4) to purchase two technical know-how in relation to product design, manufacturing and quality control of alternators and starters at a cash consideration of $1.36 million. This consideration was mutually agreed between Jinzhou Halla and the Korean Company. Under the terms of the contracts, the Company is able to use such know-how for unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.      Trademarks and patents

	As of December 31,
	2006	2005

Cost	$13,818	$3,471
Accumulated amortization	(2,400)	(1,564)

	$11,418	$1,907

During the three years ended December 31, 2006, 2005 and 2004 amortization charge was $769, $342 and $338 respectively.

The estimated aggregate amortization expenses for trademarks and patents for the five succeeding years is as follows :-

Year

2007	$769
2008	769
2009	769
2010	769
2011	769

$3,845

14.      Property, plant and equipment, net

	As of December 31,
	2006	2005
Costs:
Buildings	$5,850,903	$4,869,688
Plant and machinery	13,457,393	10,440,533
Furniture, fixtures and equipment	381,810	309,952
Tools and equipment	1,196,095	877,572
Leasehold improvements	151,848	24,773
Motor vehicles	642,172	341,337

	21,680,221	16,863,855
Accumulated depreciation	(7,851,156)	(6,215,773)
Construction in progress - Note 4	116,781	-

Net	$13,945,846	$10,648,082

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.      Property, plant and equipment, net (Cont’d)

An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 19a) is as follows :-

	As of December 31,
	2006	2005
Costs:
Buildings	$4,576,803	$3,810,749
Plant and machinery	-	2,663,964

	4,576,803	6,474,713
Accumulated depreciation	(929,213)	(1,593,770)

Net	$3,647,590	$4,880,943

	Year ended December 31,
	2006	2005	2004

Depreciation	$139,117	$348,473	$191,840

(i) During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2006	2005	2004
Cost of sales and overheads
of inventories	$1,255,390	$1,057,150	$901,873
Other	146,151	101,411	84,644

	$1,401,541	$1,158,561	$986,517

During the years ended December 31, 2006 and 2004, property, plant and equipment with carrying amounts of $152,696 and $50,501 were disposed of at considerations of $73,169 and $31,012 resulting in losses of $79,527 and $19,489 respectively.

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)
15.      Land use right

	As of December 31,
	2006	2005

Land use right	$1,465,806	$800,027
Accumulated amortization	(262,550)	(220,007)

	$1,203,256	$580,020

The Company obtained the right from the relevant PRC land authority for a period of thirty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. This right was pledged to a bank for the bank loans granted to the Company (Note 19b).

During the three years ended December 31, 2006, 2005 and 2004, amortization amounted to $28,883, $26,245 and $25,980 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2007	$28,883
2008	28,883
2009	28,883
2010	28,883
2011	28,883

$144,415

16.      Other payables and accrued expenses

	As of December 31,
	2006	2005

Accrued audit fee	$90,678	$110,114
Other accrued expenses	137,839	256,102
Other tax payable	37,690	12,479
Payable for acquisition of property, plant
and equipment	133,275	166,789
Staff welfare payable - Note	132,699	82,325
Payable for acquisition of Dong Woo
- Note 4	2,420,000	-
Other payables	169,352	82,013

	$3,121,533	$709,822

Note :-

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.      Provision for warranty

	As of December 31,
	2006	2005

Balance, January 1	$914,403	$815,498
Claims paid for the year	(843,026)	(991,008)
Addition provision for the year	945,871	1,067,163
Translation adjustments	32,096	22,750

Balance, December 31	$1,049,344	$914,403

18.      Amounts due from a related company / to a stockholder / to an unconsolidated affiliate

The related company is controlled by certain of the Company’s stockholders which include Qingjie Zhao. These amounts are interest-free, unsecured and repayable on demand.

19.      Secured bank loans

	As of December 31,
	2006	2005
Bank loans repayable as follows:
Within 1 year	$14,326,831	$7,431,813
After 1 year but within 2 years	-	4,954,542

	$14,326,831	$12,386,355

As of December 31, 2006, the Company’s banking facilities are composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$18,548,129	$14,326,831	$4,221,298

The above banking loans were secured by the following :-

(a)   Property, plant and equipment with carrying value of $3,647,590 respectively (Note 14);

(b)   Land use right with carrying value of $1,203,256 (Note 15);

(c)   Certain trade receivables of approximately $4,260,000 were factored to a bank with recourse as collateral under invoice discount agreement;

(d)   Guarantees executed by the Company’s sole director, Chief Executive Officer, President and Secretary, Qingjie Zhao, who is also a stockholder of the Company holding 61.05% common stock of the Company; and by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang; and

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.      Secured bank loans (Cont’d)

(e)	All the bank loans are denominated in RMB and carry interest rates ranging from 6.12% to 6.732% per annum with maturity for one year.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

On November 24, 2006, the Company entered into a loan agreement (“Loan Agreement”) with DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH for a bank loan approximately up to $13 million (equivalent of Euro 10 million) for expansion of its production facilities. However, the availability of this loan facility is subject to the terms and conditions laid down in the Loan Agreement, including a first ranking pledge of the Company’s property, plant and equipment with a minimum value of approximately $10.5 million (equivalent of Euro 8 million). As of December 31, 2006, such loan facility is not yet available to the Company because the Company is still in the process of arranging the aforementioned pledge and other necessary documents. Accordingly, this loan facility is not reflected in the banking facilities as detailed above. Details of such loan facility are set out in the Company’s Form 8K dated November 30, 2006.

20.      Commitments and contingencies

a. Capital commitment

As of December 31, 2006, the Company had capital commitments amounting to $1,535,858 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b. Operating lease arrangement

As of December 31, 2006, the Company had one non-cancelable operating leases for its warehouses. The leases will expire in 2007 and the expected payment is $1,302.

The rental expense relating to the operating leases was $1,302 and $3,764 for the two years ended December 31, 2006 and 2005 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.      Common stock and additional paid-in capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	Forward		paid-in
	Stock Split	Amount	capital

Balance, January 1, 2005 and
December 31, 2005	17,227,198	$1,723	$11,998,377
Recapitalization	2,832,800	283	136
Shares issued for proceeds of $12 million	3,899,996	390	11,999,610
Cost of raising capital	-	-	(1,857,980)

Balance, December 31, 2006	23,959,994	$2,396	$22,140,143

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

22.      Statutory and other reserves

The Company’s statutory and other reserves comprise statutory reserve and enterprise expansion fund of Jinzhou Halla and Dong Woo in the PRC.

	As of December 31,
	2006	2005

Statutory reserve	$3,093,031	$2,292,614
Enterprise expansion fund	55,234	55,234

	$3,148,265	$2,347,848

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.      Statutory and other reserves (Cont’d)

Statutory reserve

In accordance with the relevant laws and regulations of the PRC and articles of association of Jinzhou Halla and Dong Woo, it is required to appropriate 10% of its net income, after offsetting any prior years’ losses, to the statutory reserve. When the balance of such reserve reaches 100% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the respective company, the statutory reserve can be used to offset accumulated losses or to increase registered capital.

Enterprise expansion fund

In accordance with the relevant laws and regulations of the PRC and articles of association of Jinzhou Halla and Dong Woo, the appropriation of income to this fund is made in accordance with the recommendation of the board of directors of the respective company. Upon approval by the board, it can be used for future expansion or to increase registered capital.

23.      Accumulated other comprehensive income

The accumulated other comprehensive income consists of foreign currency translation adjustments as follows :-

Foreign
currency
translation
adjustments

Balance, January 1, 2004	$23,818
Foreign currency translation adjustments	766

Balance, December 31, 2004	24,584
Foreign currency translation adjustments	420,086

Balance, December 31, 2005	444,670
Foreign currency translation adjustments	1,007,468

Balance, December 31, 2006	$1,452,138

24.      Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of operations. The Company contributed $490,519, $417,824 and $388,461 for the years ended December 31, 2006, 2005 and 2004 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.      Segment information

The Company is engaged in the manufacture and distribution of automotive electrical components including alternators and starters in the PRC. The Company has two reportable segments, alternators and starters, based on the type of products. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Alternators			Starters			Total
	Year ended December 31			Year ended December 31			Year ended December 31
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenue from external
customers	$45,216,038	$30,118,341	$28,119,116	$26,934,445	$17,944,464	$14,146,758	$72,150,483	$48,062,805	$42,265,874
Interest income	41,954	17,844	9,017	24,154	10,632	4,537	66,108	28,476	13,554
Interest expenses	507,310	383,085	357,899	300,383	228,241	180,059	807,693	611,326	537,958
Amortization	19,295	16,661	17,509	10,357	9,926	8,809	29,652	26,587	26,318
Depreciation	883,250	963,870	805,037	518,291	194,691	181,480	1,401,541	1,158,561	986,517
Segment profit	4,835,128	3,904,964	3,413,013	4,818,079	3,384,753	2,897,393	9,653,207	7,289,717	6,310,406
Segment assets	54,860,505	35,053,650	27,265,236	22,308,718	16,990,104	9,708,836	77,169,223	52,043,754	36,974,072
Expenditure for segment
assets	$1,685,790	$1,292,607	$1,915,749	$1,951,822	$770,284	$963,777	$3,637,612	$2,062,891	$2,879,526

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.      Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2006	2005	2004

Total consolidated revenue	$72,150,483	$48,062,805	$42,265,874

Total profit for reportable segments	$9,653,207	$7,289,717	$6,310,406
Unallocated amounts relating to
relating to operations:
Interest income	30,702	63	-
Other income	18,418	9,753	-
Other general expenses	(106,563)	(1,351)	(4,706)

Income before income taxes	$9,595,764	$7,298,182	$6,305,700

	As of December 31,
	2006	2005	2004
Assets

Total assets for reportable segments	$77,169,223	$52,043,754	$36,974,072
Cash and cash equivalents	830,917	9,008	543
Marketable securities	-	37,159	-

	$78,000,140	$52,089,921	$36,974,615

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2006	2005	2004

PRC	$68,686,842	$47,416,125	$41,920,125
Others	3,463,641	646,680	345,749

Total	$72,150,483	$48,062,805	$42,265,874

26.      Subsequent events

Subsequent to December 31, 2006, CIL, ECL and Xiangdong Gao entered into an agreement on February 8, 2007, pursuant to which both CIL and ECL have agreed to give the right of the entitlement to the 1,650,000 escrowed shares related to the fiscal year ended December 31, 2006 to Xiangdong Gao for nil consideration. Further details are set out in note 3 (ii).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Qingjie Zhao
Qingjie Zhao
Chief Executive Officer

Date: March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Qingjie Zhao and Meirong Yuan, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Qingjie Zhao Qingjie Zhao	President , Sole Director and Chief Executive Officer (Principal Executive Officer)	March 19, 2007

/s/ Meirong Yuan Meirong Yuan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2007

EXHIBITS

Exhibit No.	Description
2.1
Share Exchange Agreement, dated June 22, 2006, among the Company, Wonder Auto Limited and its stockholders. [Incorporated by reference as Exhibit 2.1 to the Company’s current report on Form 8-K filed on June 22, 2006].

2.2
Stock Purchase Agreement, dated December 19, 2005, by and among the Company, Halter Financial Investments, L.P., Hisonic International, Inc. [Incorporated by reference as Exhibit 10.1 to Schedule 13D filed on December 21, 2005].

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference as Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914].

3.2
Amended and Restated Bylaws of the Company. [Incorporated by reference as Exhibit 3.4 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914].

10.1	Form of the Stock Purchase and Subscription Agreement, dated June 22, 2006. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.2
Escrow Agreement, dated June 22, 2006, among the Company, Sterne Agee & Leach, Inc., Empower Century Limited, Choice Inspire Limited and Securities Transfer Corporation. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.3
Escrow Agreement, dated June 22, 2006, by and among Wonder Auto Limited, Empower Century Limited, Thelen Reid & Priest LLP and certain purchasers. [Incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.4
Stock Purchase Agreement, dated April 28, 2004, between JinZhou Wonder Industry (Group) Co., Ltd and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.4 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.5
Technical Cooperation Agreement, dated July 25, 2003, between JinZhou Halla Electrical Equipment Co., Ltd and MEISTER (Korea) Company Limited. [Incorporated by reference as Exhibit 10.5 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.6
Strategic Cooperation Agreement, dated June 7, 2004, between JinZhou Halla Electrical Equipment Co., Ltd. and HIVRON Inc. [Incorporated by reference as Exhibit 10.6 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.7	Form of Purchase Contract with Supplier. [Incorporated by reference as Exhibit 10.7 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.8
Equipment Purchase Agreement, dated January 1, 2006, between JinZhou Halla Electrical Equipment Co., Ltd. and Suzhou Tenuo Automation Co., Ltd. [Incorporated by reference as Exhibit 10.8 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.9
Equipment Purchase Agreement, dated May 19, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and DMG meccanica. [Incorporated by reference as Exhibit 10.9 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.10
Equipment Purchase Agreement, dated December 17, 2004, between JinZhou Halla Electrical Equipment Co., Ltd. and OMT Co., Ltd. [Incorporated by reference as Exhibit 10.10 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.11
Loan Agreement, dated October 18, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and China Construction Bank (JinZhou Linghe Branch). [Incorporated by reference as Exhibit 10.11 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.12
Loan Agreement, dated September 30, 2005, between JinZhou Halla Electrical Equipment Co., Ltd. and JinZhou Commercial Bank (Chengjian Branch). [Incorporated by reference as Exhibit 10.12 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.13
Loan Agreement, dated July 8, 2005, between JinZhou Halla Electrical Equipment Co., Ltd and China Construction Bank (JinZhou Linghe Branch). [Incorporated by reference as Exhibit 10.13 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.14
Mortgage Agreement, dated September 30, 2005, between JinZhou Halla Electronic Equipment Co., Ltd. and JinZhou Commercial Bank (Linghe Branch). [Incorporated by reference as Exhibit 10.14 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.15
Lease Agreement, dated November 8, 2005, by and among Beijing International Technological Cooperation Center Wang Jing Tower Company, JinZhou Halla Electrical Equipment Co., Ltd. and Beijing Zhucheng Real Property Management Company. [Incorporated by reference as Exhibit 10.15 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.16
Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Qingjie Zhao. [Incorporated by reference as Exhibit 10.16 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.17	Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Yuncong Ma. [Incorporated by reference as Exhibit 10.17 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.18
Employment Contract, dated June 21, 2006, between Wonder Auto Limited and Meirong Yuan. [Incorporated by reference as Exhibit 10.18 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.19
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Seuk Jun Kim. [Incorporated by reference as Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.20
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Yuguo Zhao. [Incorporated by reference as Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.21
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. and Yongdong Liu. [Incorporated by reference as Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.22
Consulting Agreement, dated April 22, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.22 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.23	Amendment No. 1 to the Consulting Agreement, dated June 23, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited.**

10.24
Financial Advisory Agreement, dated March 15, 2006, between Wonder Auto Group and HFG International, Limited. [Incorporated by reference as Exhibit 10.23 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.25
Assignment and Assumption Agreement, dated May 31, 2006, between Wonder Auto Group, HFG International Limited and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.24 to the Company’s current report on Form 8-K filed on June 22, 2006].

10.26
Put Option Agreement, dated December 19, 2005, by and among the Registrant, Halter Financial Investments, L.P. and Rachel (Pin) Kang [Incorporated by reference as Exhibit 10.2 to Schedule 13D filed on December 21, 2005].

10.27
Credit Facility Agreement, dated August 21, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 25, 2006]

10.28
Share Purchase Agreement, dated August 23, 2006, by and between Wonder Auto Limited and Winning International Development Limited. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 25, 2006].

10.29
Domestic Business Invoice Discount Agreement, dated August 21, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou branch. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.30
RMB Short-term Loan Agreement, dated September 13, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.31
Mortgage Agreement, dated September 13, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and the Bank of China JinZhou Tiebei branch. [Incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on October 3, 2006].

10.32
Loan Agreement, dated November 24, 2006, by and between JinZhou Halla Electrical Equipment Co., Ltd. and DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH [Incorporated by reference as Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 30, 2006].

14	Code of Ethics. [Incorporated by reference as Exhibit 14 to the Company’s annual report on Form 10-KSB filed on March 30, 2005].

21	Revised list of subsidiaries of the Company.*

24	Power of Attorney.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Promissory Note, dated June 27, 2005 [Incorporated by reference as Exhibit 99.1 to the Company’s quarterly report on Form 10-QSB filed on August 15, 2005].