Form 10-Q
period 2007-03-31
Wonder Auto Technology, Inc
filed 2007-05-10
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2006 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,959,994

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2007 and 2006
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2007 and 2006

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations	F-1

Condensed Consolidated Balance Sheets	F-2 - F-3

Condensed Consolidated Statements of Cash Flows	F-4 - F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-21

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31
	2007	2006
	(Unaudited)

Net sales	$21,566,796	$14,793,221
Cost of sales	(16,251,790)	(11,815,898)

Gross profit	5,315,006	2,977,323

Operating expenses
Administrative expenses	666,566	306,908
Research and development costs	263,446	100,558
Selling expenses	651,616	696,431

Total operating expenses	1,581,628	1,103,897

Income from operations	3,733,378	1,873,426
Interest income	16,709	12,861
Other income	23,795	-
Finance costs	(419,392)	(258,401)
Equity in net income of an unconsolidated affiliate	34,147	-

Income before income taxes	3,388,637	1,627,886
Income taxes - Note 5	(466,814)	(218,653)
Minority interests	(209,371)	-

Net income	$2,712,452	$1,409,233

Other comprehensive income
Foreign currency translation adjustments	367,329	93,226

Comprehensive income	$3,079,781	$1,502,459

Earnings per share: basic and diluted	$0.11	$0.08

Weighted average number of shares outstanding:
basic and diluted	23,959,994	17,227,198

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(Stated in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,065,302	$8,203,699
Restricted cash	3,919,971	4,876,879
Trade receivables (net of allowance of doubtful accounts
of $38,023 in 2007 and $32,150 in 2006)	26,042,474	24,696,982
Bills receivable	8,100,371	3,098,314
Other receivables, prepayments and deposits	1,445,086	1,254,209
Inventories - Note 6	15,535,997	13,689,374
Amount due from a related company	70,249	69,561
Deferred taxes	217,693	237,570

Total current assets	61,397,143	56,126,588
Know-how	1,482,617	1,468,089
Trademarks and patents	11,182	11,418
Property, plant and equipment, net - Note 7	14,469,688	13,945,846
Land use right	1,202,302	1,203,256
Deposit for acquisition of property, plant and equipment	2,864,978	1,740,548
Investment in an unconsolidated affiliate - Note 4	567,130	527,627
Goodwill - Note 4	3,115,227	2,771,293
Deferred taxes	221,744	205,475

TOTAL ASSETS	$85,332,011	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2007 and December 31, 2006
(Stated in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$12,411,172	$9,631,537
Bills payable	6,717,565	8,628,078
Other payables and accrued expenses	2,833,675	3,121,533
Provision for warranty - Note 8	980,551	1,049,344
Income tax payable	446,084	398,768
Amount due to an unconsolidated affiliate	100,136	37,492
Dividend payable to minority stockholders	691,152	-
Dividend payable to Winning - Note 4	343,934	-
Secured short-term bank loans - Note 9	6,459,198	14,326,831

Total current liabilities	30,983,467	37,193,583

Secured long-term bank loans - Note 9	10,916,984	-

TOTAL LIABILITIES	41,900,451	37,193,583

COMMITMENTS AND CONTINGENCIES - Note 10

MINORITY INTERESTS	2,124,794	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized
90,000,000 shares, issued and outstanding 23,959,994
shares in 2007 and 2006	2,396	2,396
Additional paid-in capital	22,140,143	22,140,143
Statutory and other reserves	3,148,265	3,148,265
Accumulated other comprehensive income	1,819,467	1,452,138
Retained earnings	14,196,495	11,484,043

TOTAL STOCKHOLDERS’ EQUITY	41,306,766	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,332,011	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$2,712,452	$1,409,233
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	445,132	328,740
Amortization of trademarks and patents	347	87
Amortization of land use right	12,811	6,681
Deferred taxes	7,454	28,485
Provision for doubtful debts	5,533	-
Recovery of obsolete inventories	(22,720)	(12,873)
Equity in net income of an unconsolidated affiliate	(34,147)	-
Minority interests	209,371	-
Changes in operating assets and liabilities:
Trade receivables	(1,102,316)	(2,796,781)
Bills receivable	(4,951,887)	(968,729)
Other receivables, prepayments and deposits	(187,937)	(340,268)
Inventories	(1,677,966)	(1,405,824)
Trade payables	2,673,792	3,882,703
Bills payable	(1,988,059)	-
Amount due to an unconsolidated affiliate	62,029	-
Other payables and accrued expenses	104,787	(207,189)
Provision for warranty	(78,866)	213,991
Income tax payable	43,200	(83,400)

Net cash flows (used in) provided by operating activities	(3,766,990)	54,856

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of
property, plant and equipment	(1,932,319)	(645,405)
Decrease in restricted cash	956,907	36,326
Installment payments for acquisition of Jinzhou Dong Woo	(400,000)	-

Net cash flows used in investing activities	$(1,375,412)	$(609,079)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2007	2006
	(Unaudited)
Cash flows from financing activities
Dividend paid to stockholders	$-	$(1,704,206)
Repayment of bank loans	(7,977,971)	-
New bank loans	10,874,139	-

Net cash flows provided by (used in) financing activities	2,896,168	(1,704,206)

Effect of foreign currency translation on cash and cash equivalents	107,837	31,947

Net decrease in cash and cash equivalents	(2,138,397)	(2,226,482)

Cash and cash equivalents - beginning of period	8,203,699	4,368,757

Cash and cash equivalents - end of period	$6,065,302	$2,142,275

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$222,702	$228,022
Income taxes	$416,161	$273,567

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Pursuant to that certain Share Exchange Agreement dated June 22, 2006, the Company acquired a 100% ownership interest in Wonder Auto Limited (“Wonder”), a limited company organized in the British Virgin Islands, in exchange for the issuance to Empower Century Limited and Choice Inspire Limited (collectively, “Wonder’s Former Stockholders”) of 17,227,198 shares (as adjusted for a 2.449719-for-1 forward stock split on July 26, 2006 (the “Forward Stock Split”)) of the Company’s common stock and 3,899,996 shares (as adjusted for the Forward Stock Split) to certain investors who invested $12 million into Wonder immediately prior to such share exchange transaction.

The aforesaid share exchange transaction was completed on June 22, 2006 and thereafter Wonder became a wholly owned subsidiary of the Company and Wonder’s Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”).

Following the RTO, through Wonder, the Company indirectly owned Man Do Auto Technology Co., Ltd. (“Man Do Auto”) and Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”). The entire issued and outstanding common stock of Man Do Auto is directly held by Wonder. In respect of Jinzhou Halla, 61% of its common stock is directly held by Wonder and the remaining 39% is indirectly held by Wonder through Man Do Auto.

On August 23, 2006, Wonder entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands limited company, which held 50% equity interest in Jinzhou Dong Woo Precision Co., Ltd. (“Jinzhou Dong Woo”). The remaining equity interest in Jinzhou Dong Woo is held 25% each by two independent third parties. Jinzhou Dong Woo was established in the People’s Republic of China (the “PRC”) and is a supplier of raw materials to Wonder. The board of directors of Jinzhou Dong Woo consists of 5 members, three of which were nominated by Wonder while the other two shareholders of Jinzhou Dong Woo each nominated one of the remaining two board members. The board is the highest authority of Jinzhou Dong Woo and has power to make operating and financing decisions. Before November 18, 2006, valid board action required the approval of more than two-thirds of the board members (i.e. four board members or more). Based on the foregoing, the management of the Company was of the view that the Company had significant influence but not control over the operations of Jinzhou Dong Woo. On November 18, 2006, Jinzhou Dong Woo amended its Memorandum and Articles of Association to eliminate the supermajority requirement, such that valid board action now requires the approval of only more than a half of the board members. Accordingly, without any change in the composition of the board, the Company obtained control over Jinzhou Dong Woo as of November 18, 2006, and the results of operations and the financial position of Jinzhou Dong Woo has been consolidated with the Company since then.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont’d)

On September 21, 2006, Jinzhou Halla together with two independent third parties established Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Wanyou”) in the PRC. Jinzhou Halla contributed $0.5 million to its registered capital representing 20.41% equity interest thereon. Wanyou is principally engaged in manufacturing of piston rods, vibration-dampers and rotary axes for motor vehicles. See Note 4 for further details regarding this investment in Wanyou.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the manufacture and distribution of automotive electrical components, namely starters and alternators, in the PRC.

The products of the Company are suitable for use in various types of automobiles. However, the Company has more sales of components for sedan cars, especially those with smaller engines, with displacement typically below 1.6L.

The customers include automakers and automotive components suppliers in the PRC. The Company also offers to its customers’ product design and development services for their new car models or automotive components based on customers’ specifications.

The raw materials used in production are mainly divided into four groups: metal parts, semiconductors, chemicals and packaging materials.

3.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Goodwill
As of December 31, 2006, the consolidated balance sheet reflects a goodwill identified upon acquisition of Jinzhou Dong Woo amounting to $2.77 million which represents the excess of the purchase price of $4.85 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Dong Woo of $2.08 million at the time of acquisition on August 23, 2006.

Pursuant to Wonder’s August 23, 2006 Share Purchase Agreement with Winning for the acquisition of a 50% equity interest of Jinzhou Dong Woo, all the 2005 distributable profit of Jinzhou Dong Woo shall be owned by the shareholders in Jinzhou Dong Woo before the signing date of the Share Purchase Agreement on condition that any distribution of such distributable profit to them will not cause any shortage of Jinzhou Dong Woo’s working capital.

On February 6, 2007, after considering the sufficiency of Jinzhou Dong Woo’s working capital, the board of the directors of Jinzhou Dong Woo declared a cash dividend to the former shareholders amounting to $0.68 million in respect of the fiscal year ended December 31, 2005. Pursuant to the Share Purchase Agreement, Winning was entitled to its portion of $0.34 million. Since it represents the distribution of pre-acquisition profits of Jinzhou Dong Woo, a corresponding upward adjustment to goodwill was made as an additional contingent consideration in the first quarter of 2007.

Minority interests

Minority interests resulted from the consolidation of our 50% owned subsidiary, Jinzhou Dong Woo, as a result of the Company’s determination that it had acquired control over Jinzhou Dong Woo’s operations in November 2006.

Investment in an unconsolidated affiliate

The Company accounts for the 20.41% investment in Wanyou (an investment in which the Company exercises significant influence but which it does not control) using the equity method, under which the share of Wanyou’s net income is recognized in the period in which it is earned by Wanyou. As of March 31, 2007, the investment in an unconsolidated affiliate of $0.57 million represents the Company’s attributable share of the underlying net assets of Wanyou.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of March 31, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31
	2007	2006
	(Unaudited)

Beijing Hyundai Motor Company	$4,106,475	$2,746,915
Harbin Dongan Automotive Engine
Manufacturing Company Limited	2,838,642	2,349,562
Shenyang Aerospace Mitsubishi
Motors Engine Manufacturing
Company Limited	3,783,607	1,314,560

	$10,728,724	$6,411,037

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. Among other things, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management has established a general provisioning policy for an allowance equivalent to 100% of the gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

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
For the three months ended March 31, 2007 and 2006
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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company has established a general 50% provision for inventories aged over 1 year.

Historically, the actual net realizable value has been close to the management estimate.

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual	Residual
	rate	value

Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9 - 18%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15 - 18%	0 to 10%
Leasehold improvements	20%	0

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
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Property, plant and equipment (cont’d)

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board (“APB”) Opinion 18, Equity Method of Accounting for Investments in Common Stock. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Warranty

It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on past experience, the Company has established a policy of making a general provision for warranty such that the closing balance of this provision equals 1.5% of the budgeted sales for the year.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

5.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the U.S. federal income tax at a tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder and Man Do Auto were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (cont’d)

PRC

Enterprise income tax (“EIT”) to Jinzhou Halla and Jinzhou Dong Woo in the PRC is charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. As approved by the relevant tax authority in the PRC, Jinzhou Halla and Jinzhou Dong Woo were entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. The tax holiday of Jinzhou Dong Woo commenced in the fiscal year 2004. Accordingly, Jinzhou Dong Woo was subject to tax rate of 13.5% for 2006, and we expect will be subject to a tax rate of 13.5% for 2007 and 2008.

Jinzhou Halla and Jinzhou Dong Woo, as FIEs, were entitled to another two special tax concessions. Firstly, an amount equivalent to 40% qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule can be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Secondly, an amount equivalent to 50% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized, can be carried forward for five years.

6.	Inventories

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$3,797,545	$3,957,527
Work-in-progress	455,833	450,545
Finished goods	11,408,199	9,428,237

	15,661,577	13,836,309
Provision for obsolete inventories	(125,580)	(146,935)

	$15,535,997	$13,689,374

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

7.	Property, plant and equipment

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs:
Buildings	$6,071,621	$5,850,903
Plant and machinery	13,737,355	13,457,393
Furniture, fixtures and equipment	419,035	381,810
Tools and equipment	1,300,545	1,196,095
Leasehold improvements	153,350	151,848
Motor vehicles	674,245	642,172

	22,356,151	21,680,221
Accumulated depreciation	(8,368,498)	(7,851,156)
Construction in progress	482,035	116,781

Net	$14,469,688	$13,945,846

(i)    Pledged property, plant and equipment

As of March 31, 2007, certain property, plant and equipment with aggregate net book value of $8,613,111 was pledged to bank to secure general banking facilities (note 9a).

(ii)   Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

8.	Provision for warranty

(Unaudited)

Balance as of January 1, 2007	$1,049,344
Claims paid for the period	(385,103)
Additional provision for the period	306,237
Translation adjustments	10,073

Balance as of March 31, 2007	$980,551

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

9.	Secured bank loans

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 6.12% to
6.732 % per annum	$6,459,198	$14,326,831
Long-term loan, due 2009 to 2013, interest charge at
EURIBOR rate plus 2.85% per annum	10,916,984	-
	$17,376,182	$14,326,831

As of March 31, 2007, the Company had total bank lines of credit and borrowings thereunder as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$26,071,387	$17,376,182	$8,695,205

The above bank loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $8,613,111 (note 7);

(b)	Land use right with carrying value of $570,167; and

(c)
Guarantees executed by the Company’s sole director, Qingjie Zhao, who is also a stockholder of the Company holding 54.2% common stock of the Company; and by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

10.	Commitments and contingencies

a.	Capital commitment

As of March 31, 2007, the Company had capital commitments amounting to $2,366,633 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of March 31, 2007, the Company had a non-cancelable operating lease for its warehouse. The leases will expire in 2007 and the expected payment is $17,129.

The rental expenses relating to the operating leases were $7,894 and $1,991 for the three months ended March 31, 2007 and 2006 respectively.

11.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $120,896 and $112,490 for the three months ended March 31, 2007 and 2006 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

12.	Segment information

The Company is engaged in the manufacture and distribution of automotive electrical components including alternators and starters in the PRC. The Company has two reportable segments, alternators and starters, based on the type of products. Information for the two segments is disclosed under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information as below:

	Alternators		Starters		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue from external customers	$13,917,174	$9,131,382	$7,649,622	$5,661,839	$21,566,796	$14,793,221
Interest income	10,109	7,865	5,296	4,876	15,405	12,741
Interest expenses	204,948	140,751	112,355	87,271	317,303	228,022
Amortization	10,577	4,178	2,581	2,590	13,158	6,768
Depreciation	370,513	274,370	74,619	54,370	445,132	328,740
Segment profit	2,425,362	643,887	1,000,369	984,041	3,425,731	1,627,928
Expenditure for segment assets	$1,293,480	$398,409	$638,839	$246,996	$1,932,319	$645,405

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Expenditure for segment assets	$59,299,647	$54,860,505	$25,672,630	$22,308,718	$84,972,277	$77,169,223

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

12.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31
	2007	2006
	(Unaudited)

Total consolidated revenue	$21,566,796	$14,793,221

Total profit for reportable segments	$3,425,731	$1,627,928
Unallocated amounts relating to operations:
Interest income	1,304	120
Other income	10,140	-
Interest expenses	(303)	-
Other general expenses	(48,235)	(162)

Income before income taxes	$3,388,637	$1,627,886

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$84,972,277	$77,169,223
Cash and cash equivalents	359,734	830,917

	$85,332,011	$78,000,140

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31
	2007	2006
	(Unaudited)

PRC	$20,525,906	$14,643,161
Others	1,040,890	150,060

Total	$21,566,796	$14,793,221

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13.	Subsequent events

On April 2, 2007, Wonder and Jinzhou Halla acquired a 79.59% equity interest in Wanyou in two separately negotiated equity purchase transactions between Wonder and Jinzhou Halla and two former equity owners of Wanyou. After the completion of these two equity purchase transactions, Wanyou became a wholly-owned subsidiary of the Company.

In the first transaction, Wonder acquired a 40.81% equity interest in Wanyou from Hong Kong Friend Branches Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to a Share Purchase Agreement (“Wanyou Share Purchase Agreement I”) dated April 2, 2007. Under the Wanyou Share Purchase Agreement I, the total cash consideration is scheduled to be paid by the Wonder in three installments as follows. The first installment payment of $2.8 million will be made within three months after the execution of the Wanyou Share Purchase Agreement I. The second cash installment payment of $1.41 million will be paid before December 31, 2007. The final cash installment payment of $4.21 million will be paid if Wanyou achieves minimum net income of $2.95 million (equivalent of RMB 23 million) for the period from April 2, 2007 to April 1, 2008. If Wanyou fails to achieve the minimum net income threshold, the remaining $4.21 million payment will be proportionately reduced. Under the Wanyou Share Purchase Agreement I, no premium is payable by Wonder if Wanyou exceeds the net income target threshold.

In the second transaction, Jinzhou Halla acquired a 38.78% equity ownership in Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to another Share Purchase Agreement (“Wanyou Share Purchase Agreement II”) dated April 2, 2007. Under the Wanyou Share Purchase Agreement II, the total consideration will be paid in three installments. The first payment of $3.0 million is due within three months after the execution of the Wanyou Share Purchase Agreement II. The second $3.0 million cash installment will be paid if Wanyou achieves minimum net income of $2.95 million (equivalent of RMB 23 million) for the period from April 2, 2007 to April 1, 2008. The remaining $2 million cash payment will be paid if Wanyou attains minimum net income of $3.72 million (equivalent of RMB 29 million) for the period from April 2, 2008 to April 1, 2009. In the case that Wanyou fails to achieve these net income thresholds, the corresponding payments will be proportionately reduced. Under the Wanyou Share Purchase Agreement II, no premium is payable by the Jinzhou Halla if Wanyou exceeds the net income target threshold.

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Wanyou as if the acquisition had occurred as of the beginning of fiscal years 2007 and 2006:

	Three months ended March 31
	2007	2006
	(Unaudited)

Revenue	$22,488,164	$14,793,221
Net income	$2,845,610	$1,409,233
Earnings per share: basic and diluted	$0.12	$0.08

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13.	Subsequent events (Cont’d)

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this Report to “Wonder Auto,” the “Company,” “we,” “us,” or “our” are references to the combined business of Wonder Auto Technology, Inc. and its wholly-owned subsidiary, Wonder Auto Limited, along with Wonder Auto Limited’s direct and indirect subsidiaries. References to “Wonder” are to Wonder Auto Limited and its direct and indirect subsidiaries. References to “Jinzhou Halla” are to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation organized under the laws of the People’s Republic of China. References to “China” and “PRC” are to the People’s Republic of China. References to “BVI” are to the British Virgin Islands. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the dollar, the legal currency of the United States of America.

OVERVIEW

We are a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto Limited and its subsidiary Jinzhou Halla. Through Jinzhou Halla, Wonder  is a China-based manufacturer of automotive electrical parts, specifically starters and alternators. Wonder’s business is focused on designing, developing, manufacturing and selling of these automotive electrical parts.

We were incorporated on June 8, 2000 in the State of Nevada under the name “MGCC Investment Strategies Inc.” and from our inception until June 22, 2006, the Company underwent several ownership changes and pursued a variety of business strategies, but had no meaningful business operations.

On June 22, 2006, we acquired Wonder in the transaction discussed below and subsequently changed our name to “Wonder Auto Technology, Inc.” on August 25, 2006. In connection with the acquisition, Wonder became the wholly owned subsidiary of the Company and the holding company for all current commercial operations, which are conducted through a variety of subsidiary companies whose business operations originally commenced business in May 1996.

For accounting purposes, the acquisition of Wonder is treated as a reverse acquisition transaction, with Wonder as the acquirer and the Company as the acquired party. When we refer in this Report to business and financial information for periods prior to the consummation of the acquisition, we are referring to the business and financial information of Wonder on a consolidated basis unless the context indicates otherwise.

Below we discuss changes in the financial condition and results of operations as of and for the three months ended on March 31, 2007 and 2006, and such analysis should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Report. An overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered is presented below.

Acquisition of Wonder and Related Financing

On June 22, 2006, we completed a reverse acquisition transaction with Wonder whereby we issued to Wonder’s stockholders 21,127,194 shares of our common stock in exchange for all of Wonder’s issued and outstanding capital stock and Wonder thereby became our wholly owned subsidiary and the former stockholders of Wonder Auto Limited became our controlling stockholders.

In conjunction with our acquisition of Wonder, Wonder Auto Limited completed a private placement pursuant to which Wonder Auto Limited issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000. Such shares were subsequently exchanged for 3,899,996 shares of our common stock in connection with the reverse acquisition transaction.

In connection with the private placement, Wonder Auto Limited’s two stockholders, Choice Inspire Limited and Empower Century Limited, entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, such stockholders agreed to certain “make good” provisions.  In the escrow agreement, Wonder Auto Limited established minimum net income thresholds of $8,140,000 for the fiscal year ending December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007.  Choice Inspire Limited and Empower Century Limited deposited a total of 3,300,000 shares into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver half of such shares to the investors who remain stockholders at such time on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second half of such shares to the investors on the same basis.

Wonder Auto Limited’s net income as of December 31, 2006 exceeded the minimum threshold for the 2006 fiscal year and therefore Choice Inspire Limited and Empower Century Limited were entitled to the return of the first half of the deposited shares. Choice Inspire Limited and Empower Century Limited agreed to give their rights of the entitlement to such shares to Xiangdong Gao and such shares were transferred to him without consideration pursuant to an agreement dated February 8, 2007 among Choice Inspire Limited, Empower Century Limited and Mr. Gao. Mr. Gao is not a related party to the Company.

Industry Wide Factors that are Relevant to Our Business

An important trend that has an effect on our financial condition is the increasing demand for automobiles that utilize small engines and automobiles that can be sold at a lower cost. Management believes that a variety of factors contribute to this increasing demand. The first factor is fuel prices. Over the past couple of years and during the last fiscal quarter, gas prices have risen measurably. If fuel costs remain at or above current levels, we believe that consumers will seek automobiles that utilize less fuel to save money and our products can fulfill this demand since they are designed for use in these fuel efficient vehicles.

In addition, the Chinese government promulgated regulations in April 2006 that encourage the use of small engine vehicles. These regulations provide for an upward adjustment of the tax rate applicable to larger vehicles in order to encourage consumers to purchase smaller engine vehicles. The top tax rate applicable to vehicles with engine displacements larger than 2 liters was raised to as high as 20% from 8%. The tax regulations recently have had a beneficial effect on our business because we manufacture auto parts for vehicles that do not fall within the category of vehicles subject to the increased taxes. We anticipate that we will continue to benefit from this regulation because, as more smaller engine vehicles are sold and the aftermarket in these vehicles increases, we believe there will be an increased demand for parts and maintenance for these vehicles.

We believe that other recent regulatory measures by the Chinese government also contributed to the growth in demand for our products in the first quarter of 2007. The Measures for the Administration of Import of Automobile Components and Parts Featuring Complete Vehicles issued by the National Development and Reform Commission of the PRC Ministry of Finance and the Ministry of Commerce is a regulation that encourages automakers to use parts manufactured by local Chinese auto parts manufacturers. Pursuant to this regulation, which became effective on July 1, 2006, the Chinese government charges automakers a tariff of up to 25% if more than 40% of the components and parts of an automobile are imported. Management believes that our growth in sales in the first quarter of 2007 as compared to the first quarter in 2006 partially results from these regulations.

We also believe that sales to foreign markets may represent an opportunity for us and we plan to enhance our sales efforts to foreign markets. In 2003, we began to sell a small quantity of products directly to overseas customers. In the first quarter of 2007, our sales to foreign markets reached approximately $1.04 million, which constituted approximately 4.83% of our total sales in the first quarter of 2007, as compared to 1.60% in the first quarter of 2006.

Uncertainties that Affect our Financial Condition

Our primary challenge continues to be our potential inability to produce enough of our products to satisfy the increased demand for our products. In order to increase our capacity, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment. The utilization rate of our alternator and starter production lines as of December 31, 2006 was approximately 140%, assuming two work shifts per day of eight hours and five days per week. In order to meet the projected demand for our products in 2007, we need to build additional manufacturing lines. We raised a total of $12 million in the private placement that we closed in June 2006, approximately $6 million of which was used to build additional production lines. See “— Liquidity and Capital Resources — Financing Activities” below for further information. We expect that two more production lines will be operational by June 2007 and shall be able to satisfy the projected demands for our products for the foreseeable future.

Recent Developments

On April 2, 2007, two subsidiaries of the Company acquired an aggregate 79.592% ownership interest in Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Wanyou”), in two separate and separately negotiated equity purchase transactions between the Company’s subsidiaries and two former equity owners of Wanyou.

In the first transaction, Wonder Auto Limited acquired a 40.816% equity ownership interest in Wanyou from Hong Kong Friend Branches Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to a Share Purchase Agreement dated April 2, 2007. Under the Share Purchase Agreement, the total cash consideration is scheduled to be paid by the Company in three installments as follows. The first installment payment of $2.8 million will be made within three months after the execution of the Share Purchase Agreement. The second cash installment payment of $1.41 million will be paid before December 31, 2007. The final cash installment payment of $4.21 million will be paid if Wanyou achieves minimum net income of RMB 23 million (approximately $2.95 million) for the period from April 2, 2007 to April 1, 2008.

In the second transaction, our subsidiary Jinzhou Halla acquired a 38.776% equity ownership in Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to a Share Purchase Agreement dated April 2, 2007. Under the agreement with Jinzhou Wonder Auto Suspension System Co., Ltd., the total consideration will be paid in three installments. The first payment of $3.0 million is due within three months after the execution of the Share Purchase Agreement. The second $3.0 million cash installment will be paid if Wanyou achieves minimum net income of RMB 23 million (approximately $2.95 million) for the period from April 2, 2007 to April 1, 2008. The remaining $2 million cash payment will be paid if Wanyou attains minimum net income of RMB 29 million (approximately $3.72 million) for the period from April 2, 2008 to April 1, 2009.

Prior to the equity acquisitions described above, the Company, through Jinzhou Halla, owned 20.408% of Wanyou. As a result of the equity acquisitions, through its subsidiaries, the Company now has 100% indirect ownership of Wanyou. Wanyou is a sino-foreign joint venture established under the laws of the PRC and is principally engaged in the business of manufacturing, marketing and selling of piston rods, shock absorber rods, vibration dampers and rotary axes for motor vehicles. Please see the Company’s current report on Form 8-K filed on April 4, 2007, for more details.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the results of our operations during the three-month period ended March 31, 2007 and ended March 31, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2006.

(All amounts, other than percentages, in thousands of U.S. dollars)

	3-Month Period Ended on 3/31/07		3-Month Period Ended on 3/31/06
Item	In Thousands	As a percentage of net revenues	In Thousands	As a percentage of net revenues
Sales Revenue	21,567	100%	14,793	100%
Cost of Goods Sold	16,252	75.36%	11,816	79.88%
Gross Profit	5,315	24.64%	2,977	20.12%
Expenses
Administrative Expenses	667	3.09%	307	2.08%
Research and development costs	263	1.22%	101	0.69%
Selling Expenses	652	3.01%	696	4.70%
Total Expenses	1,582	7.33%	1,104	7.46%
Income from Continuing Operations before Taxes	3,389	15.71%	1,628	11.01%
Income Taxes	467	2.17%	219	1.48%
Minority interests	209	0.97%	-	-
Net Income	2,713	12.58%	1,409	9.52%

Sales Revenue. Sales revenue increased $6.77 million, or 45.79% to $21.57 million for the three months ended March 31, 2007 from $14.79 million for the same period ended on March 31, 2006. This increase was mainly attributable to the increased market demand for our products. The automobile market in China, especially the market for small and mid-engine automobiles, continued to expand in the first three months of 2007 due to the implementation of the new Chinese consumption tax regulations and the promulgation of the new government regulation which urges government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy energy-saving automobiles. Sales to our existing clients increased in the first quarter of 2007 and management expects such increased demand will continue for the remainder of 2007. In addition, we believe there was increased market recognition of our brand which accelerated the sales to new clients in the first three months of 2007. Our efforts to expand our exports also showed great results as revenue from exports constituted 4.83% of the total revenue for the three months ended March 31, 2007, as compared to 1.60% for the same period last year.

Cost of Goods Sold. Our cost of goods sold increased $4.44 million, or 36.39%, to $16.25 million for the three months ended March 31, 2007 from $11.82 million during the same period in 2006. This increase was mainly due to the increase of our sales revenue. As a percentage of net revenues, the cost of goods sold decreased to 75.36% during the three months ended March 31, 2007 from 79.88% in the same period of 2006. Despite the increased costs of certain key materials, including copper, we were able to benefit from the scale of economy and reduce our per unit costs of raw materials, labor and equipment because of the significant increase of sales volume in the first quarter of 2007. The decrease of our cost of goods sold in the first quarter of 2007 also resulted from more efficient cost control management and improved technology which allowed us to reduce raw material consumption per unit of production. In addition, our newly acquired subsidiary Jinzhou Dong Woo Precision Co., Ltd., or “Jinzhou Dong Woo,” had a gross profit of $0.98 million in the first quarter of 2007. Because Jinzhou Dong Woo is our supplier, the consolidation of Jinzhou Dong Woo’s financial results reduced our costs of good sold by $0.98 million which increased our gross profit for the first quarter of 2007.

Gross Profit. Our gross profit increased $2.34 million, or 78.54%, to $5.32 million for the three months ended March 31, 2007 from $2.98 million for the same period in 2006. Gross profit as a percentage of net revenues was 24.64% for the three-month period ended March 31, 2007, as compared to 20.12% during the same period in 2006. Such percentage increase was mainly due to the decreased cost of goods sold as discussed above. Management expects that the gross margin is likely to be slightly slower during the remainder of the year due to fluctuation of raw material prices and customer pricing pressures.

Administrative Expenses. Our administrative expenses increased $0.36 million, or 117.26%, to $0.67 million for the three months ended March 31, 2007 from $0.31 million for the same period in 2006. As a percentage of net revenues, administrative expenses increased to 2.77% for the three months ended March 31, 2007 as compared to 2.08% for the same period in 2006. This percentage increase was primarily attributable to the consolidation of Jinzhou Dong Woo’s financial results and the increased costs in connection with improving our internal control and the addition of three independent directors on our Board of Directors in the first quarter of 2007. We believe such increase was generally in line with the increase in our revenue. We are now working on improving our internal control system to ensure the compliance with Section 404 of the Sarbanes-Oxley Act of 202 (“SOX 404”). As a result, we expect that our administrative expenses will continue to increase until we have fully implemented our new accounting system and we and our independent auditors have completed our respective evaluations required under SOX 404.

 Research and Development Costs. Research and development costs were listed as a new line item under operating expenses. Our research and development costs increased $0.16 million, or 160%, to 0.26 million for the three months ended March 31, 2007 from $ 0.10 million for the same period in 2006. As a percentage of net revenues, research and development costs increased to 0.99% for the three months ended March 31, 2007 from 0.69% for the same period in 2006. This percentage increase was primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses decreased $0.04 million to $0.65 million for the three months ended March 31, 2007 from $0.70 million for the same period in 2006. As a percentage of net revenues, our selling expenses decreased to 3.01% for the three months ended March 31, 2007 from 4.70% for the same period in 2006. This dollar and percentage decrease was primarily attributable to the improvement in the quality of our products which reduced our costs of after-sale services. In addition, our increased sales volume allowed us to benefit from the scale of economy and reduced the per unit selling expenses.

Total Expenses. Our total expenses increased $0.48 million, or 43.30%, to $1.58 million for the three months ended March 31, 2007 from $1.10 million for the same period in 2006. As a percentage of net revenues, our total expenses decreased to 7.33% for the three months ended March 31, 2007 from 7.46% for the same period in 2006. This amount increase was primarily attributable to the increase of administrative expenses and research and development expenses as discussed above.

Income from Operations before Taxes. Income from operations before taxes increased $1.76 million, or 107.98%, to $3.39 million during the three months ended March 31, 2007 from $1.63 million during the same period in 2006. Income from operations before taxes as a percentage of net revenues increased to 15.71% during the three months ended March 31, 2007 from 11.01% during the same period in 2006 due to the factors described above.

Provision for Income Taxes. Our subsidiary Jinzhou Halla and Jinzhou Dong Woo are subject to Chinese enterprises income tax (“EIT”) at a rate of 27% of assessable profits, consisting of a 24% national tax and a 3% local tax. As approved by the relevant tax authority in the PRC, Jinzhou Halla and Jinzhou Dong Woo were entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year of 2001. The tax holiday of Jinzhou Halla commenced in the fiscal year of 2001. Accordingly, Jinzhou Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, as a Foreign Investment Enterprise (“FIE”), is engaged in advanced technology industry and has been approved to enjoy a further 50% tax exemption for 2006, 2007 and 2008. The tax holiday of Jinzhou Dong Woo commenced in the fiscal year 2004. Accordingly, Jinzhou Dong Woo was subject to tax rate of 13.5% for 2006, and we expect will be subject to a tax rate of 13.5% for 2007 and 2008.

In addition, Jinzhou Halla and Jinzhou Dong Woo, being FIEs, were entitled to another two special tax concessions. First, an amount equivalent to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) can be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Second, an amount equivalent to 50% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized, can be carried forward for five years.

Provision for Income Taxes increased $0.25 million to $0.47 million during the three months ended March 31, 2007 from $0.22 during the same period in 2006. Our effective tax rate for the three months ended March 31, 2007, was 13.5%. Our 2007 effective tax rate is expected to be 13.5%.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $0.21 million for the three months ended March 31, 2007, reflecting the minority interests held by third parties in Jinzhou Dong Woo.  We acquired 50% interest in Jinzhou Dong Woo from Winning International Development Limited, or “Winning,” in August 2006.

Net income. Our net income increased $1.30 million, or 92.20%, to $2.71 million during the three months ended March 31, 2007 from $1.41 million during the same period in 2006, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents (including restricted cash) of approximately $9.98 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands) Three Months Ended March 31,
	2007	2006

Net cash provided by (used in) operating activities	$(3,767)	$55
Net cash provided by (used in) investing activities	$(1,375)	$(609)
Net cash provided by (used in) financing activities	$2,896	$(1,704)
Effect of foreign translation on cash and equiv	$108	$32
Net cash flow	$(2,138)	$(2,226)

Operating Activities:

Net cash used for operating activities was $3.77 million for the three-month period ended March 31, 2007 which is a decrease of $3.82 million from the $0.05 million net cash provided by operating activities for the same period in 2006. The decrease of net cash provided by operating activities was mainly due to the increase of account receivables and decrease of account payables.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used for investing activities in the three-month period ended March 31, 2007 was $1.38 million, which is an increase of $0.77 million from net cash used for investing activities of $0.61 million in the same period of 2006. Such increase of net cash used for investing activities was mainly attributable to the purchase of fixed assets in the first quarter of 2007 and payment made to Winning in connection with the acquisition of Jinzhou Dong Woo.

Financing Activities:

Net cash provided by financing activities in the three-month period ended March 31, 2007 totaled $2.9 million as compared to $1.7 million used for financing activities in the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to advances made on existing bank loans.

Our debt to equity ratio (total debt /total assets) was 52% as of March 31, 2007. We plan to maintain our debt to equity ratio below 60%, increase the long-term loans, decrease the short-term loans and increase of the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar.

As of March 31, 2007, the maturities for our bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
Bank of China	$ 3.88 (RMB 30)	September 20, 2006	September 20, 2007	1 year
DEG	$ 10.92 (Euro 8.3)	February 14, 2007	April 15, 2013	7 years
China Construction Bank	$ 2.58 (RMB 20)	October 18, 2006	October 17, 2007	1 year
Total	$ 17.38

As shown in the above table, we have $3.88 million in loans maturing in September 2007. We plan to either repay this debt as it matures or refinance this debt with other debt.

In June 2006, prior to the consummation of the acquisition of Wonder, Wonder Auto Limited completed a private placement of its common shares to certain accredited investors. As a result of this private placement, Wonder raised $12 million in gross proceeds, which left Wonder Auto Limited with approximately $10 million in net proceeds after the deduction of offering expenses in the amount of approximately $2 million. We used approximately $2 million of the net proceeds to purchase research and development equipment, approximately $5.8 million to build new production lines, $1.3 million on infrastructure and $0.9 million as working capital. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio.

In 2006, we repaid an aggregate of $7.47 million in bank loans with maturity dates of July 7, 2006 and October 17, 2006, respectively. We obtained two new loans in the aggregate amount of $7.47 million from China Construction Bank on July 7, 2006 and October 18, 2006 with a maturity dates of July 6, 2007 and October 18, 2007, respectively. We also obtained credit lines from Bank of China in 2006 in aggregate principal amount of $10.02 million of which $6.26 million has been used by the Company by December 31, 2006. We used $5.01 million to repay loans owed to Jinzhou Commercial Bank.

Our current material capital expenditure requirements are approximately $2 million which will be used to update and expand our production lines and to purchase research and development equipment and other equipment and facilities in the next 12 months to satisfy production demands in 2007. In addition, we expect that we may need approximately $5 million in additional working capital which we plan to raise through a bank loan.

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

•
Allowance of doubtful accounts: The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. Among other things the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management has established a general provisioning policy for an allowance equivalent to 100% of the gross amount of trade receivables due over 1 year. Additional specific provision is made against trade receivables aged less than 1 year to the extent which they are considered to be doubtful.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company has established a general 50% provision for inventories aged over 1 year.

Historically, the actual net realizable value has been close to the management estimate.

•
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual	Residual
	rate	value

Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9 - 18%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15 - 18%	0 to 10%
Leasehold improvements	20%	0

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

Based on past experience, the Company has established a policy of making a general provision for warranty such that the closing balance of this provision equals 1.5% of the budgeted sales for the year.

•
Recently issued accounting pronouncements: In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.18%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 5.4% and 5.85% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans occurred before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2007 would decrease net income before provision for income taxes by approximately $0.17 million for the three months ended March 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended March 31, 2007, we made no unregistered sales of our equity securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 10, 2007

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