Form 10-Q
period 2007-06-30
Wonder Auto Technology, Inc
filed 2007-08-08
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50883

WONDER AUTO TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

No. 16 Yulu Street
Taihe District
Jinzhou City, Liaoning
People’s Republic of China, 121013

(Address of principal executive offices, Zip Code)

(86) 416-2661186

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,959,994

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements

Three and six months ended June 30, 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F-2 - F-3

Condensed Consolidated Statements of Cash Flows	F-4 - F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-22

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Sales revenue	$23,555,638	$18,813,107	$45,122,434	$33,606,328
Cost of sales	(17,899,115)	(15,478,235)	(34,150,905)	(27,294,133)

Gross profit	5,656,523	3,334,872	10,971,529	6,312,195

Operating expenses
Administrative expenses	910,106	297,160	1,576,672	604,068
Research and development costs	214,174	99,327	477,620	199,885
Selling expenses	704,999	544,356	1,356,615	1,240,787

	1,829,279	940,843	3,410,907	2,044,740

Income from operations	3,827,244	2,394,029	7,560,622	4,267,455
Interest income	38,068	8,487	54,777	21,348
Other income	15,531	116,684	39,326	116,684
Government grant - Note 4	786,154	-	786,154	-
Finance costs	(592,890)	(195,593)	(1,012,282)	(453,994)
Equity in net income of an
unconsolidated affiliate	-	-	34,147	-

Income before income taxes	4,074,107	2,323,607	7,462,744	3,951,493
Income taxes - Note 5	34,090	(243,534)	(432,724)	(462,187)
Minority interests	(276,706)	-	(486,077)	-

Net income	$3,831,491	$2,080,073	$6,543,943	$3,489,306

Other comprehensive income
Foreign currency translation
adjustments	709,413	78,529	1,076,742	171,755

Comprehensive income	$4,540,904	$2,158,602	$7,620,685	$3,661,061

Earnings per share: basic and diluted	$0.16	$0.12	$0.27	$0.20

Weighted average number of shares
outstanding:
basic and diluted	23,959,994	17,893,079	23,959,994	17,561,978

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(Stated in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,719,619	$8,203,699
Restricted cash	5,437,191	4,876,879
Trade receivables (net of allowance of doubtful accounts
of $42,124 in 2007 and $32,150 in 2006)	29,207,840	24,696,982
Bills receivable	10,042,945	3,098,314
Other receivables, prepayments and deposits	1,575,212	1,254,209
Inventories - Note 6	14,590,021	13,689,374
Amount due from a related company	71,508	69,561
Deferred taxes	278,169	237,570

Total current assets	70,922,505	56,126,588
Intangible assets - Note 7	9,634,218	4,250,800
Property, plant and equipment, net - Note 8	15,585,589	13,945,846
Land use right	1,210,766	1,203,256
Deposit for acquisition of property, plant and equipment	3,978,828	1,740,548
Investment in an unconsolidated affiliate - Note 4	-	527,627
Deferred taxes	232,424	205,475

TOTAL ASSETS	$101,564,330	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2007 and December 31, 2006
(Stated in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$11,479,345	$9,631,537
Bills payable	9,731,000	8,628,078
Other payables and accrued expenses	4,706,964	3,121,533
Provision for warranty - Note 9	972,641	1,049,344
Income tax payable	99,425	398,768
Amount due to an unconsolidated affiliate	-	37,492
Dividend payable to minority stockholders	366,664	-
Secured short-term bank loans - Note 10	9,448,275	14,326,831

Total current liabilities	36,804,314	37,193,583

Secured long-term bank loans - Note 10	16,474,321	-

TOTAL LIABILITIES	53,278,635	37,193,583

COMMITMENTS AND CONTINGENCIES - Note 11

MINORITY INTERESTS	2,438,025	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized
90,000,000 shares, issued and outstanding 23,959,994
shares in 2007 and 2006	2,396	2,396
Additional paid-in capital	22,140,143	22,140,143
Statutory and other reserves	3,148,265	3,148,265
Accumulated other comprehensive income	2,528,880	1,452,138
Retained earnings	18,027,986	11,484,043

TOTAL STOCKHOLDERS’ EQUITY	45,847,670	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,564,330	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$6,543,943	$3,489,306
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	929,352	664,243
Amortization of trademarks and patents	707	185
Amortization of land use right	25,793	13,391
Deferred taxes	(56,238)	5,457
Gain on disposal of property, plant and equipment	15,636	-
Provision for doubtful debts	8,923	-
Recovery of obsolete inventories	(57,493)	(79,990)
Exchange loss on translation of monetary assets and liabilities	100,764	-
Equity net income of an unconsolidated affiliate	(34,147)	-
Minority interests	486,077	-
Changes in operating assets and liabilities:
Trade receivables	(3,214,204)	(4,527,526)
Bills receivable	(6,669,000)	(1,653,822)
Other receivables, prepayments and deposits	(94,889)	(72,138)
Inventories	(195,332)	(2,556,444)
Trade payables	1,881,863	3,206,449
Bills payable	880,741	858,294
Other payables and accrued expenses	454,752	77,167
Provision for warranty	(104,142)	366,729
Income tax payable	(308,489)	(14,150)

Net cash flows provided by (used in) operating activities	594,617	(222,849)

Cash flows from investing activities
Payments to acquire trademarks and patents	(326)	(1,244)
Payments to acquire and for deposit for acquisition of
property, plant and equipment	(3,247,305)	(797,301)
Proceeds from sales of property, plant and equipment	11,171	-
Installment payment to acquire Jinzhou Dongwoo	(2,420,000)	-
(Increase)/decrease in restricted cash	(560,312)	347,860
Proceeds from sales of marketable securities	-	37,317
Net cash paid to acquire Jinzhou Wanyou - Note 4	(3,426,485)	-
Cash acquired from the RTO	-	419

Net cash flows used in investing activities	$(9,643,257)	$(412,949)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2007	2006
Cash flows from financing activities
Dividend paid to stockholders	$-	$(1,706,516)
Dividend paid to minority stockholders	(357,280)	-
Dividend paid to Winning	(343,934)	-
New bank loans	18,939,379	-
Repayment of bank loans	(7,977,971)	-
Repayment to stockholders	-	(5,149)
Net proceeds from issuance of shares	-	10,142,020
Advance from a related company	-	64,480

Net cash flows provided by financing activities	10,260,194	8,494,835

Effect of foreign currency translation on cash and cash equivalents	304,366	54,248

Net increase in cash and cash equivalents	1,515,920	7,913,285

Cash and cash equivalents - beginning of period	8,203,699	4,368,757

Cash and cash equivalents - end of period	$9,719,619	$12,282,042

Supplemental disclosures for cash flow information:
Non-cash investing and financing activities:
Acquisition of Jinzhou Wanyou - Note 4	$2,840,317	$-

Cash paid for:
Interest	$750,402	$434,868
Income taxes	$493,508	$470,878

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

1. Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States.

Pursuant to that certain Share Exchange Agreement dated June 22, 2006, the Company acquired a 100% ownership interest in Wonder Auto Limited (“Wonder”), a limited company organized in the British Virgin Islands, in exchange for the issuance to Empower Century Limited and Choice Inspire Limited (collectively, “Wonder’s Former Stockholders”) of 14,627,200 shares (as adjusted for a 2.448719-for-1 forward stock split on July 26, 2006 (the “Forward Stock Split”)) of the Company’s common stock and 6,499,994 shares (as adjusted for the Forward Stock Split) to certain investors who invested $12 million into Wonder and purchased $8 million Wonder’s stock from Empower Century Limited immediately prior to such share exchange transaction.

The aforesaid share exchange transaction was completed on June 22, 2006 and thereafter Wonder became a wholly owned subsidiary of the Company and Wonder’s Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”).

Following the RTO, through Wonder, the Company indirectly owned Man Do Auto Technology Co., Ltd. (“Man Do”) and Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”). The entire issued and outstanding common stock of Man Do is directly held by Wonder. In respect of Jinzhou Halla, 61% of its common stock is directly held by Wonder and the remaining 39% is indirectly held by Wonder through Man Do.

On August 23, 2006, Wonder entered into a Share Purchase Agreement (the “Dongwoo Share Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands limited company, which held 50% equity interest in Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”). The remaining equity interest in Jinzhou Dongwoo is held 25% each by two independent third parties. Jinzhou Dongwoo was established in the People’s Republic of China (the “PRC”) and is a supplier of raw materials to Jinzhou Halla. The board of directors of Jinzhou Dongwoo consists of 5 members, three of which were nominated by Wonder while the other two shareholders of Jinzhou Dongwoo each nominated one of the remaining two board members. The board is the highest authority of Jinzhou Dongwoo and has power to make operating and financing decisions. Before November 18, 2006, valid board action required the approval of more than two-thirds of the board members (i.e. four board members or more). Based on the foregoing, the management of the Company was of the view that the Company had significant influence but not control over the operations of Jinzhou Dongwoo. On November 18, 2006, Jinzhou Dongwoo amended its Memorandum and Articles of Association to eliminate the supermajority requirement, such that valid board action now requires the approval of only more than a half of the board members. Accordingly, without any change in the composition of the board, the Company obtained control over Jinzhou Dongwoo as of November 18, 2006, and the results of operations and the financial position of Jinzhou Dongwoo have been consolidated with the Company since then.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

1. Corporate information (Cont’d)

On September 21, 2006, Jinzhou Halla together with two independent third parties established Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”) in the PRC. Jinzhou Halla contributed $0.5 million to its registered capital representing 20.41% equity interest thereon. Jinzhou Wanyou is principally engaged in manufacturing of shock absorber rods, vibration-dampers and rotary axles for automotive alternators and starters.

On April 2, 2007, Wonder and Jinzhou Halla acquired the remaining 79.59% equity interest in Jinzhou Wanyou in two separately negotiated equity purchase transactions between Wonder and Jinzhou Halla and the aforesaid two former equity owners of Jinzhou Wanyou. In the first transaction, Wonder entered into a Share Purchase Agreement (“Jinzhou Wanyou Share Purchase Agreement I”) with Hong Kong Friend Birch Limited, a Hong Kong corporation, which held 40.81% equity interest in Jinzhou Wanyou. In the second transaction, Jinzhou Halla entered another Share Purchase Agreement (“Jinzhou Wanyou Share Purchase Agreement II”) with Jinzhou Wonder Auto Suspension System Co., Ltd., which held 38.78% equity ownership in Jinzhou Wanyou. After the completion of these two equity purchase transactions, Jinzhou Wanyou became a wholly-owned subsidiary of the Company. More details and accounting treatment on the further investment in Jinzhou Wanyou are set forth in Note 4.

2. Description of business

Following the RTO, the Company commenced to be engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters and alternators, in the PRC.

The products of the Company are suitable for use in a variety of automobiles. However, most of the Company’s products are used in passenger cars with smaller engines having displacement below 1.6 liters. The Company has also begun to manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.

The Company’s customers include automakers, engine manufacturers and, increasingly, auto parts suppliers. The Company also offers to its customers’ product design and development services for their new car models or automotive components based on customers’ specifications.

The raw materials used in the Company’s production are mainly divided into four categories, metal parts, semiconductors, chemicals and packaging materials.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

3. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

4. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

On April 2, 2007, Wonder and Jinzhou Halla acquired the remaining 79.59% equity interest in Jinzhou Wanyou in two separately negotiated equity purchase transactions between Wonder and Jinzhou Halla and two former equity owners of Jinzhou Wanyou. After the completion of these two equity purchase transactions, Jinzhou Wanyou became a wholly-owned subsidiary of the Company.

In the first transaction, Wonder acquired a 40.81% equity interest in Jinzhou Wanyou from Hong Kong Friend Birch Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to the Jinzhou Wanyou Share Purchase Agreement I dated April 2, 2007. Under the Jinzhou Wanyou Share Purchase Agreement I, the total cash consideration is scheduled to be paid by the Wonder in three installments as follows. The first installment payment of $2.8 million was made in June 2007. The second cash installment payment of $1.41 million will be paid before December 31, 2007. The final cash installment payment of $4.21 million will be paid if Jinzhou Wanyou achieves minimum net income of approximately $2.95 million (RMB 23 million) for the period from April 2, 2007 to April 1, 2008. If Jinzhou Wanyou fails to achieve the minimum net income threshold, the remaining $4.21 million payment will be proportionately reduced. Under the Jinzhou Wanyou Share Purchase Agreement I, no premium is payable by Wonder if Jinzhou Wanyou exceeds the net income target threshold.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

In the second transaction, Jinzhou Halla acquired a 38.78% equity ownership in Jinzhou Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to the Jinzhou Wanyou Share Purchase Agreement II dated April 2, 2007. Under the Jinzhou Wanyou Share Purchase Agreement II, the total consideration will be paid in three installments. The first payment of $3.0 million was made in June 2007. The second $3.0 million cash installment will be paid if Jinzhou Wanyou achieves minimum net income of approximately $2.95 million (RMB 23 million) for the period from April 2, 2007 to April 1, 2008. The remaining $2 million cash payment will be paid if Jinzhou Wanyou attains minimum net income of approximately $3.72 million (RMB 29 million) for the period from April 2, 2008 to April 1, 2009. In the case that Jinzhou Wanyou fails to achieve these net income thresholds, the corresponding payments will be proportionately reduced. Under the Jinzhou Wanyou Share Purchase Agreement II, no premium is payable by the Jinzhou Halla if Jinzhou Wanyou exceeds the net income target threshold.

The financial position of Jinzhou Wanyou as of April 2, 2007 is as follows:

		Fair value
		adjustment
	Carrying amount	Pursuant to SFAS 141	Fair market value

Cash and cash equivalents	$273,515		$273,515
Trade receivable, net	562,107		562,107
Bills receivable	64,592		64,592
Other receivable, prepayment and deposits	192,696		192,696
Inventories	224,421		224,421
Amount due from Jinzhou Halla	694,267		694,267
Property, plant and equipment, net	1,069,720		1,069,720
Deposit for acquisition of
property, plant and equipment	18,990		18,990
Intangible assets - customer contracts	-	$49,053	49,053
Trade payables	(293,537)		(293,537)
Other repayable and accrued expenses	(15,507)		(15,507)

Net assets	$2,791,264		$2,840,317

79.59% equity interest acquired			$2,260,608
Goodwill			4,949,392

Initial purchase price of acquisition			$7,210,000

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

Satisfied by:-

Cash payment	$3,700,000
Outstanding amount included in other payable and accrued expenses	3,510,000

$7,210,000

Net cash paid to acquire Jinzhou Wanyou	$3,426,485

As of June 30, 2007, the consolidated balance sheet includes a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $4.95 million which represents the excess of the initial purchase price of $7.21 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

The above initial purchase price for Jinzhou Wanyou does not include the $9.21 million of contingent consideration pursuant to the Share Purchase Agreement. The remaining consideration shall be payable upon Jinzhou Wanyou’s fulfillment of targeted net profit. The recognition and allocation of contingent consideration will be treated as additional purchase price and allocated to goodwill subsequently.

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Wanyou for the six months ended June 30, 2007, as if the acquisition had occurred as of the beginning of fiscal year 2007:

(Unaudited)

Revenue	$45,958,551
Net income	$6,677,101
Earnings per share: basic and diluted	$0.28

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Goodwill

As of December 31, 2006, the consolidated balance sheet reflects a goodwill identified upon acquisition of Jinzhou Dongwoo amounting to $2.77 million which represents the excess of the purchase price of $4.85 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Dongwoo of $2.08 million at the time of acquisition on August 23, 2006.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Goodwill (Cont’d)

Pursuant to Wonder’s August 23, 2006 Dongwoo Share Purchase Agreement with Winning for the acquisition of a 50% equity interest of Jinzhou Dongwoo, all the 2005 distributable profit of Jinzhou Dongwoo shall be owned by the shareholders in Jinzhou Dongwoo before the signing date of the Dongwoo Share Purchase Agreement on condition that any distribution of such distributable profit to them will not cause any shortage of Jinzhou Dongwoo’s working capital.

On February 6, 2007, after considering the sufficiency of Jinzhou Dongwoo’s working capital, the board of the directors of Jinzhou Dongwoo declared a cash dividend to the former shareholders amounting to $0.68 million in respect of the fiscal year ended December 31, 2005. Pursuant to the Dongwoo Share Purchase Agreement, Winning was entitled to its portion of $0.34 million. Since it represents the distribution of pre-acquisition profits of Jinzhou Dongwoo, a corresponding upward adjustment to goodwill was made as an additional contingent consideration in the first quarter of 2007.

As of June 30, 2007, the consolidated balance sheet includes a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $4.95 million which represents the excess of the initial purchase price of $7.21 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

Minority interests

Minority interests resulted from the consolidation of our 50% owned subsidiary, Jinzhou Dongwoo, as a result of the Company’s determination that it had acquired control over Jinzhou Dongwoo’s operations in November 2006.

Investment in an unconsolidated affiliate

The Company accounts for the 20.41% investment in Jinzhou Wanyou (an investment in which the Company exercises significant influence but which it does not control) using the equity method, under which the share of Jinzhou Wanyou’s net income is recognized in the period in which it is earned by Jinzhou Wanyou. As of December 31, 2006, the investment in an unconsolidated affiliate of $0.53 million represents the Company’s attributable share of the underlying net assets of Jinzhou Wanyou.

Upon the completing of the acquisition of the remaining 79.59% on April 2, 2007 as discussed above in note 4, the results of operations and the financial position of Jinzhou Wanyou is consolidated since then.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Customer contracts

Customer contracts are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their estimated useful lives of 1 year from the date of acquisition.

Government grant

Government grant income represents the cash receipt from the relevant government authorities as an encouragement to the capitalization of the retained profits by the Company’s subsidiaries. Government grant is recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

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
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Beijing Hyundai Motor Company	$2,598,897	$3,366,638	$6,705,372	$6,113,553
Harbin Dongan Auto Engine Co., Ltd.	4,607,515	299,849	7,446,157	1,595,159
Shenyang Aerospace Mitsubishi Motors
Engine Manufacturing Co., Ltd.	3,574,778	3,981,016	7,357,385	5,295,576

	$10,781,190	$7,647,503	$21,508,914	$13,004,288

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. Among other things, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers was to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
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
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4. Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual	Residual
	rate	value

Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9 - 18%	10%
Furniture, fixtures and equipment	15 - 18%	10%
Tools and equipment	15 - 18%	0 to 10%
Leasehold improvements	20%	0

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144 and Accounting Principles Board (“APB”) Opinion 18, “Equity Method of Accounting for Investments in Common Stock.” The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

5. Income taxes

United States

Wonder Auto Technology, Inc. is subject to the U.S. federal income tax at a tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder and Man Do were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Enterprise income tax (“EIT”) to Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou in the PRC is charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou were entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004. Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006, and we expect will be subject to a tax rate of 13.5% for 2007 and 2008. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007. Accordingly, Jinzhou Wanyou will be exempted from EIT for 2007 and 2008 and thereafter entitled to a 50% reduction on EIT tax rate 13.5% for 2009, 2010 and 2011.

Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou, as FIEs, were entitled to another special tax concession which allows an amount equivalent to 40% qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Jinzhou Halla and Jinzhou Dongwoo were entitled to another special tax concession. An amount equivalent to 50% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

6. Inventories

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$5,040,420	$3,957,527
Work-in-progress	690,215	450,545
Finished goods	8,952,152	9,428,237

	14,682,787	13,836,309
Provision for obsolete inventories	(92,766)	(146,935)

	$14,590,021	$13,689,374

7. Intangible assets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs:
Goodwill - Note 4	$8,064,619	$2,771,293
Customer contracts	49,053	-
Know-how	1,509,198	1,468,089
Trademarks and patents	14,533	13,818

	9,637,403	4,253,200
Accumulated amortization	(3,185)	(2,400)

Net	$9,634,218	$4,250,800

8. Property, plant and equipment

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs:
Buildings	$6,089,568	$5,850,903
Plant and machinery	15,137,112	13,457,393
Furniture, fixtures and equipment	446,086	381,810
Tools and equipment	1,388,032	1,196,095
Leasehold improvements	193,698	151,848
Motor vehicles	720,638	642,172

	23,975,134	21,680,221
Accumulated depreciation	(8,997,077)	(7,851,156)
Construction in progress	607,532	116,781

Net	$15,585,589	$13,945,846

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

8. Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of June 30, 2007, certain property, plant and equipment with aggregate net book value of $8,470,753 was pledged to bank to secure general banking facilities (see note 10a).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

9. Provision for warranty

(Unaudited)

Balance as of January 1, 2007	$1,049,344
Claims paid for the period	(712,431)
Additional provision for the period	608,076
Translation adjustments	27,652

Balance as of June 30, 2007	$972,641

10. Secured bank loans

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 5.67% to
6.732 % per annum	$9,448,275	$14,326,831
Long-term loan
- due 2009, interest charge at 6.57% per annum	5,260,000	-
- due 2009 to 2013, interest charge at
EURIBOR rate plus 2.85% per annum	11,214,321	-

	$25,922,596	$14,326,831

As of June 30, 2007, the Company’s total bank lines of credit and borrowings thereunder were as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$29,948,730	$25,922,596	$4,026,134

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

10. Secured bank loans (Cont’d)

The above bank loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $8,470,753 (see note 8);

(b)	Land use right with carrying value of $573,312; and

(c)
Guarantees executed by the Company’s CEO and director, Qingjie Zhao, who is also a beneficial owner of 54.2% of the Company’s common stock; and by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

11. Commitments and contingencies

a.	Capital commitment

As of June 30, 2007, the Company had capital commitments amounting to $2,697,843 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of June 30, 2007, the Company had a non-cancelable operating lease for its warehouse. The leases will expire in 2007 and the expected payment is $10,060.

The rental expenses relating to the operating leases were $13,213 and $2,731 for the six months ended June 30, 2007 and 2006, respectively.

12. Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $249,729 and $239,304 for the six months ended June 30, 2007 and 2006, respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13. Segment information

The Company is engaged in the manufacture and distribution of automotive electrical parts, including alternators, starters and rods and shafts in the PRC. The Company has three reportable segments, alternators, starters and rods and shafts based on the type of products. Information for the three segments is disclosed under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Alternators Six months ended June 30, (Unaudited)		Starters Six months ended June 30, (Unaudited)		Rods and shafts Six months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006	2007	2006

Revenue from external customers	$28,155,146	$20,587,603	$15,339,928	$13,018,725	$1,627,360	$-	$45,122,434	$33,606,328
Interest income	24,969	12,969	12,767	8,201	14,964	-	52,700	21,170
Interest expenses	441,243	266,404	236,190	168,464	-	-	677,433	434,868
Amortization	21,334	8,317	5,166	5,259	-	-	26,500	13,576
Depreciation	773,413	547,367	125,940	116,876	29,999	-	929,352	664,243
Segment profit	5,042,980	1,580,963	2,099,832	2,371,173	449,517	-	7,592,329	3,952,136
Expenditure for segment assets	$2,195,876	$487,948	$882,062	$309,353	$169,367	$-	$3,247,305	$797,301

	Alternators Three months ended June 30, (Unaudited)		Starters Three months ended June 30, (Unaudited)		Rods and shafts Three months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006	2007	2006

Revenue from external customers	$14,240,972	$11,456,221	$7,687,306	$7,356,886	$1,627,360	$-	$23,555,638	$18,813,107
Interest income	14,860	5,104	7,471	3,325	14,964	-	37,295	8,429
Interest expenses	236,295	125,653	123,835	81,193	-	-	360,130	206,846
Amortization	10,757	4,139	2,585	2,669	-	-	13,342	6,808
Depreciation	402,900	272,997	51,321	62,506	29,999	-	484,220	335,503
Segment profit	2,617,618	937,076	1,099,463	1,387,132	449,517	-	4,166,598	2,324,208
Expenditure for segment assets	$902,396	$89,539	$243,223	$62,357	$169,367	$-	$1,314,986	$151,896

	Alternators		Starters		Rods and shafts		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$65,074,434	$54,860,505	$27,838,792	$22,308,718	$8,471,643	-	$101,384,869	$77,169,223

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13. Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$23,555,638	$18,813,107	$45,122,434	$33,606,328

Total profit for reportable segments	$4,166,598	$2,324,208	$7,592,329	$3,952,136
Unallocated amounts relating to
operations:
Interest income	773	58	2,077	178
Other income	-	1,063	10,140	1,063
Interest expenses	(841)	(516)	(1,144)	(646)
Other general expenses	(92,423)	(1,206)	(140,658)	(1,238)

Income before income taxes	$4,074,107	$2,323,607	$7,462,744	$3,951,493

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$101,384,869	$77,169,223
Cash and cash equivalents	179,461	830,917

	$101,564,330	$78,000,140

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

PRC	$20,827,999	$18,132,618	$41,353,905	$32,775,779
Others	2,727,639	680,489	3,768,529	830,549

Total	$23,555,638	$18,813,107	$45,122,434	$33,606,328

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”), Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”) and Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”), are primarily engaged in designing, developing, manufacturing and selling automotive electrical parts in China, specifically alternators and starters. On August 23, 2006, Wonder Auto Limited acquired from Winning International Development Limited a 50.0% interest in Jinzhou Dongwoo, a primary supplier of our raw materials and components. We currently control a majority of the board of directors of Jinzhou Dongwoo. In April 2007, we entered into agreements with two shareholders of Jinzhou Wanyou which resulted in our 100.0% ownership of Jinzhou Wanyou. We received approval for such acquisitions from the relevant PRC government authority in May 2007.

Most of our products are used in passenger cars, especially smaller engine vehicles with engine displacement below 1.6 liters. We offer over 150 different models of alternators and over 70 different models of starters. In addition, we have begun to manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.

We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China, and we are increasingly exporting our products to the international market.

Recent Developments

We have received approval for listing on the Nasdaq Global Market and expect to start trading on or around August 9, 2007 under the symbol “WATG.”

On July 6, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) to sell up to 7,475,000 shares of our common stock in a public offering, which include 5,000,000 shares that may be offered by the Company, 1,500,000 shares may be offered by our shareholder Empower Century Limited and 975,000 shares that the underwriters have the option to purchase to cover over-allotments, if any.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second fiscal quarter of 2007 and growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the second quarter of 2007 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on this growth trend during the second fiscal quarter of 2007. Our second fiscal quarter financial results also benefited from an increase in exports of our products to foreign countries. Exports accounted for approximately 11.6% of our total sales revenue in the second quarter of 2007. During the second fiscal quarter, sales of our rods and shafts for use in shock absorbers, alternators and starters began to contribute to our overall sales revenue, accounting for approximately $1.6 million in sales revenue.

The following are some financial highlights for the second quarter of 2007:

Sales Revenue: Sales revenue increased $4.7 million, or 25.2%, to $23.6 million for the second quarter of 2007 from $18.8 million for the same period last year.

Gross Margin: Gross margin was 24.0% for the second quarter of 2007, as compared to 17.7% for the same period in 2006.

Net Income: Net income increased $1.8 million, or 84.2%, to $3.8 million for the second quarter of 2007, from $2.1 million for the same period of last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Six months ended
	June 30				June 30
	(unaudited)				(unaudited)
	2006		2007		2006		2007
Sales revenue	$18,813	100%	$23,556	100%	$33,606	100%	$45,122	100%
Cost of sales	15,478	82.3%	17,899	76.0%	27,294	81.2%	34,151	75.7%
Gross profit	3,335	17.7%	5,657	24.0%	6,312	18.8%	10,972	24.3%
Expenses
Administrative expenses	297	1.6%	910	3.9%	604	1.8%	1,577	3.5%
Selling expenses	544	2.9%	705	3.0%	1,241	3.7%	1,357	3.0%
Research and development costs	99	0.5%	214	0.9%	200	0.6%	478	1.1%

Total expenses	941	5.0%	1,829	7.8%	2,045	6.1%	3,411	7.6%
Government grant	-	-	786	3.3%	-	-	786	1.7%
Income before income taxes	2,324	12.4%	4,074	17.3%	3,951	11.8%	7,463	16.5
Income taxes	(244)	1.3%	34	-	(462)	1.4%	(433)	1.0%
Minority interests	-	-	(277)	1.2%	-	-	(486)	1.1%

Net income	$2,080	11.1%	$3,831	16.3%	$3,489	10.4%	$6,544	14.5%

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, and increasingly from the sale of rods and shafts for use in shock absorbers, alternators and starters. Sales revenue increased $4.7 million, or 25.2%, to $23.6 million for the three months ended June 30, 2007 from $18.8 million for the same period ended on June 30, 2006. This increase was mainly attributable to growth in the automobile market in China, the increased market demand for our products, increased sales to our new and existing clients and an increase in revenue from exports due in part, to our acquisition of Jinzhou Wanyou as discussed below. In the second quarter of 2007, our three biggest customers accounted for approximately 45.8% of our total sales revenue. Sales revenue from exports constituted approximately 11.6% of our sales revenue for the three months ended June 30, 2007, as compared to 3.6% for the same period last year. After Jinzhou Wanyou became our wholly-owned subsidiary in April 2007, we consolidated the financial results of Jinzhou Wanyou in the second quarter of 2007. Since most of Jinzhou Wanyou’s products were exported, the addition of Jinzhou Wanyou contributed significantly to our increase in sales revenue from exports.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $2.4 million, or 15.6%, to $17.9 million for the three months ended June 30, 2007 from $15.5 million during the same period in 2006. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of sales decreased to 76.0% during the three months ended June 30, 2007 from 82.3% in the same period of 2006. Despite the increased prices of certain key materials and components, including copper wire, we were able to benefit from the significant increase of sales volume in the second quarter of 2007 through economies of scale and reductions in our per unit costs of raw materials, components, labor and equipment. Efficient cost control management and improved technology, which allowed us to reduce raw material and component consumption per unit of production also contributed to the percentage decrease of our cost of sales in the second quarter of 2007. In addition, the consolidation of the financial results of Jinzhou Dongwoo, one of our suppliers in which we acquired a 50% ownership interest in August 2006, also contributed to a reduction of our cost of sales during the three months ended June 30, 2007.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $2.3 million, or 70.0%, to $5.7 million for the three months ended June 30, 2007 from approximately $3.3 million for the same period in 2006. Gross profit as a percentage of sales revenue was 24.0% for the three-month period ended June 30, 2007, as compared to 17.7% during the same period in 2006. Such percentage increase was mainly due to the decreased cost of sales as discussed above.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $612,946, or 206.3%, to $910,106 for the three months ended June 30, 2007 from $297,160 for the same period in 2006. As a percentage of sales revenue, administrative expenses increased to 3.9% for the three months ended June 30, 2007, as compared to 1.6% for the same period in 2006. This percentage increase was primarily attributable to the consolidation of Jinzhou Dongwoo’s and Jinzhou Wanyou’s financial results, the increased costs in connection with improving our internal controls and the addition of three independent directors on our board of directors in 2007. We believe this increase was generally in line with the increase in our sales revenue. We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). As a result, we expect that our administrative expenses will continue to increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Research and Development Costs. Our research and development costs, listed as a new line item under operating expenses starting from the first quarter of 2007, consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $114,847, or 115.6%, to $214,174 for the three months ended June 30, 2007 from $99,327 for the same period in 2006. As a percentage of sales revenue, research and development costs increased to 0.9% for the three months ended June 30, 2007 from 0.5% for the same period in 2006. This percentage increase was primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $160,643 to $704,999 for the three months ended June 30, 2007 from $544,356 for the same period in 2006. As a percentage of sales revenue, our selling expenses increased to 3.0% for the three months ended June 30, 2007 from 2.9% for the same period in 2006. This dollar increase was primarily attributable to the consolidation of the financial results of Jinzhou Dongwoo and Jinzhou Wanyou, which incurred selling expenses associated with sales of their products. As a percentage of sales revenue, our selling expenses remained steady.

Total Expenses. Our total expenses increased $ 888,436, or 94.4%, to $1.8 million for the three months ended June 30, 2007 from $940,843 for the same period in 2006. As a percentage of sales revenue, our total expenses increased to 7.8% for the three months ended June 30, 2007 from 5.0% for the same period in 2006. The dollar and percentage increase was primarily attributable to increased administrative and selling expenses as discussed above.

Government Grant. Government grant represents the cash received from the relevant government authorities as an encouragement to the capitalization of the retained profit by our subsidiaries. Our subsidiary Jinzhou Halla received a one-time government grant income of $786,154 in the second quarter of 2007.

Income before Income Taxes. Income before income taxes increased $1.8 million, or 75.3%, to $4.1 million during the three months ended June 30, 2007 from $2.3 million during the same period in 2006. Income before income taxes as a percentage of sales revenue increased to 17.3% during the three months ended June 30, 2007 from 12.4% during the same period in 2006 due to the factors described above.

Income Taxes.

United States. Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Wonder Auto Technology, Inc. had no income taxable in the United States for the second quarter of 2007.

BVI. Our subsidiaries, Wonder Auto Limited and Man Do Auto Technology Co., were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC. Foreign invested enterprises (“FIEs”) established in the PRC are generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, are subject to an EIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from EIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter.

Our subsidiaries Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou are subject to EIT at a rate of 27.0% of assessable profits, consisting of a 24.0% national tax and a 3.0% local tax. As approved by the relevant PRC tax authority, Jinzhou Halla and Jinzhou Dongwoo were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Jinzhou Halla commenced in 2001, and Jinzhou Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, as an FIE, is engaged in an advanced technology industry and has been approved to enjoy a further 50.0% tax exemption for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in 2004. Jinzhou Dongwoo was subject to a tax rate of 13.5% in the second quarter of 2007 and is expected to be subject to a tax rate of 13.5% for remaining period of 2007 and 2008. Finally, Jinzhou Wanyou, is entitled to a two-year EIT exemption for 2007 and 2008 and will receive a 50.0% EIT reduction for 2009, 2010 and 2011, assuming that Jinzhou Wanyou is profitable for each of these years.

In addition, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou, being FIEs, were entitled to a special tax concession which allows an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Jinzhou Halla and Jinzhou Dongwoo also were entitled to another special tax concession, an amount equivalent to 50.0% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Our provision for income taxes decreased $277,624 to $(34,090) during the three months ended June 30, 2007 from $243,534 during the same period in 2006. As discussed above, our subsidiary Jinzhou Halla is entitled to a special tax concession for qualifying domestic capital expenditures. Jinzhou Halla received a tax refund of $426,325 in the second quarter of 2007 resulting from its purchase of qualifying domestic equipments. Our effective tax rate for the three months ended June 30, 2007 was 13.5%.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $276,706 for the three months ended June 30, 2007, reflecting the minority interests held by third parties in Jinzhou Dongwoo.

Net income. Our net income increased $1.8 million, or 84.2%, to $3.8 million during the three months ended June 30, 2007 from $2.1 million during the same period in 2006, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Sales Revenue. Sales revenue increased $11.5 million, or 34.3%, to $45.1 million for the six months ended June 30, 2007 from $33.6 million for the same period ended on June 30, 2006. This increase was mainly attributable to growth in the automobile market in China, increased market demand for our products, increased sales to our new and existing customers and an increase in revenue from exports, due in part, to our acquisition of Jinzhou Wanyou as discussed above. Sales revenue from exports constituted 8.4% of our sales revenue for the six months ended June 30, 2007, as compared to 2.5% for the same period last year.

Cost of Sales. Our cost of sales increased $6.9 million, or 25.1%, to $34.2 million for the six months ended June 30, 2007 from $27.3 million during the same period in 2006. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of goods sold decreased to 75.7% during the six months ended June 30, 2007 from 81.2% in the same period of 2006. Despite the increased prices of certain key materials and components, including copper wire, we were able to benefit from the significant increase of sales volume in the first six months of 2007 through economies of scale and reductions in our per unit costs of raw materials, components, labor and equipment. Efficient cost control management and improved technology, which allowed us to reduce raw material and component consumption per unit of production, also contributed to the percentage decrease of our cost of sales in the first six months of 2007. In addition, the consolidation of the financial results of Jinzhou Dongwoo, one of our suppliers in which we acquired 50% ownership interest in August 2006, also contributed to a reduction of our cost of sales during the six months ended June 30, 2007.

Gross Profit. Our gross profit increased $4.7 million, or 73.8%, to $11.0 million for the six months ended June 30, 2007 from $6.3 million for the same period in 2006. Gross profit as a percentage of sales revenue was 24.3% for the six-month period ended June 30, 2007, as compared to 18.8% during the same period in 2006. Such percentage increase was mainly due to the decreased cost of sales as discussed above.

Administrative Expenses. Our administrative expenses increased $972,604, or 161.0%, to $1.6 million, for the six months ended June 30, 2007 from $604,068, for the same period in 2006. As a percentage of sales revenue, administrative expenses increased to 3.5% for the six months ended June 30, 2007, as compared to 1.8% for the same period in 2006. This percentage increase was primarily attributable to the consolidation of Jinzhou Dongwoo’s and Jinzhou Wanyou’s financial results, the increased costs in connection with improving our internal controls and the addition of three independent directors on our board of directors in the first half of 2007.

Research and Development Costs. Our research and development costs increased $277,735, or 138.9%, to $477,620 for the six months ended June 30, 2007 from $199,885 for the same period in 2006. As a percentage of sales revenue, research and development costs increased to 1.1% for the six months ended June 30, 2007 from 0.6% for the same period in 2006. This percentage increase was primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses increased $115,828, or 9.3%, to $1.4 million for the six months ended June 30, 2007 from $1.2 million for the same period in 2006. As a percentage of sales revenue, our selling expenses decreased to 3.0% for the six months ended June 30, 2007 from 3.7% for the same period in 2006. This percentage decrease was primarily attributable to lower costs attributable to after-sale services. In addition, our increased sales volume created economies of scale thereby reducing our per unit selling expenses.

Total Expenses. Our total expenses increased $1.4 million, or 66.8%, to $3.4 million for the six months ended June 30, 2007 from $2.0 million for the same period in 2006. As a percentage of sales revenue, our total expenses increased to 7.6% for the six months ended June 30, 2007 from 6.1% for the same period in 2006. The dollar and percentage increase was primarily attributable to increased administrative and research and development expenses as discussed above.

Government Grant. Our subsidiary Jinzhou Halla received a one-time government grant income of $786,154.

Income before Income Taxes. Income before income taxes increased $3.5 million, or 88.9%, to $7.5 million during the six months ended June 30, 2007 from $4.0 million during the same period in 2006. Income before income taxes as a percentage of sales revenue increased to 16.5% during the six months ended June 30, 2007 from 11.8% during the same period in 2006 due to the factors described above.

Income Taxes. Our income taxes decreased $29,463 to $432,724 during the six months ended June 30, 2007 from $462,187 during the same period in 2006. As discussed above, our subsidiary Jinzhou Halla is entitled to a special tax concession for qualifying domestic capital expenditures. Jinzhou Halla received a tax refund of $426,325 in the first six months of 2007 resulting from its purchase of qualifying domestic equipments.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $486,077 for the six months ended June 30, 2007, reflecting the minority interests held by third parties in Jinzhou Dongwoo.

Net income. Our net income increased $3.1 million, or 87.5%, to $6.5 million during the six months ended June 30, 2007 from $3.5 million during the same period in 2006, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products which we manufacture and sell, specifically alternators, starters and rods and shafts for use in shock absorbers, alternators and starters.

In the second quarter of 2007, our sales revenue from our alternator product line was $14.2 million, our sales revenue from our starter product line was $7.7 million and our sales revenue from our rod and shaft product line was $1.6 million. Our starter product line has historically provided a higher profit margin than our alternator product line. Our subsidiary Jinzhou Halla manufactures and sells both our alternators and starters using largely the same facilities, personnel and other resources. Our rods and shafts are manufactured by our subsidiary Jinzhou Wanyou.

Additional information regarding our alternator, starter and rod and shaft product lines can be found in “ITEM 1. Financial Statements,” specifically in Note 13 thereto.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $9.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Six Months Ended June 30, (in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$595	$(223)
Net cash (used in) investing activities	(9,643)	(413)
Net cash provided by financing activities	10,260	8,495
Effect of foreign currency translation on cash and cash equivalents	304	54
Net cash flow	$1,516	$7,913

Operating Activities:

Net cash provided by operating activities was $594,617 for the six-month period ended June 30, 2007, which is an increase of $817,466 from the $222,849 net cash used in the same period in 2006. Net cash provided by operating activities in the six months ended June 30, 2007 was mainly due to net income of $6.5 million and a $2.8 million increase in trade payable and bills payable offset by a $9.9 million increase in trade and bills receivable. As our business has continued to grow, we have been required to increase our trade and bills receivable balance.

Investing Activities:

Net cash used in investing activities in the six-month period ended June 30, 2007 was $9.6 million (compared to $412,949 in the six months ended June 30, 2006). Net cash used in investing activities was mainly attributable to $3.2 million used to purchase fixed assets and payments totaling $5.8 million to acquire Jinzhou Dongwoo and Jinzhou Wanyou offset by $560,312 in reduced restricted cash. Since the completion of our private placement in June 2006, we have accelerated our investment activity to expand our operational capabilities.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2007 totaled $10.3 million as compared to $8.5 million provided by financing activities in the same period of 2006. The increase in cash provided by financing activities was mainly attributable to the increase of bank loans.

Our debt-to-equity ratio was 56.5% as of June 30, 2007. We plan to maintain our debt-to-equity ratio below 60%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of June 30, 2007, the amount, maturity date and term of each of our bank loans are as follows.

In millions of U.S. dollars
Banks	Amounts	Maturity Date	Duration
Bank of China	$4.0	September 20, 2007	1 year
Bank of China	$2.5	July 28, 2007	1 year
Bank of China	$0.4	September 23, 2007	3 months
DEG - Deutsche Investations - and Entwicklun-Gesellschaft MBH	$11.2	October 15, 2013	7 years
China Construction Bank	$2.6	October 16, 2007	1 year
China Construction Bank	$5.3	April 11, 2009	2 year
Total	$26.0

In July 2007, we repaid to the Bank of China approximately $2.5 million in connection with a loan that matured on July 28, 2007. Approximately $4.4 million in loans mature in September 2007, and we plan to either repay this debt as it matures or refinance this debt.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recently issued accounting pronouncements:

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

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2007 would decrease net income before income taxes by approximately $64,088 for the three months ended June 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEMS 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 19, 2007, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K.

RISKS RELATED TO OUR BUSINESS

If we fail to effectively expand our operations and capacity to satisfy demand for our products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address growth in demand for our alternator and starter products. We are currently in the process of completing two new production lines and expect these new production lines to be operative in the third quarter of 2007, resulting in total production capacity for alternators and starters of approximately 1.7 million and 1.8 million units, respectively. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

•	the availability of additional funding to build manufacturing facilities and purchase components, accessories and other raw materials on favorable terms or at all;
•	our management and minimization of delays and cost overruns caused by problems with our equipment vendors, suppliers and third-party manufacturers; and
•	our receipt of any necessary government approvals or permits that may be required to expand our operations in a timely manner or at all.

Our failure to effectively expand our manufacturing capacity will harm our operating results and our business prospects.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We have been and are planning to continue to increase our annual manufacturing capacity to meet an expected increase in demand for our products. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the automotive market in China. If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash, cash flow from operations and the proceeds from our proposed offering will be sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $42.3 million in 2004 to $72.2 million in 2006, and $45.1 million in the six months ended June 30, 2007. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. During the past 12 months, we acquired controlling interests in two complementary businesses, Jinzhou Dongwoo and Jinzhou Wanyou, which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. We are currently in the process of integrating our operations with the operations of Jinzhou Dongwoo and Jinzhou Wanyou. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;
•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;
•	coordinate research and development efforts;
•	integrate and support pre-existing supplier, distribution and customer relationships; and
•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges.

Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “—Risks Related to Doing Business in China— We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We manufacture or assemble our products at our facilities in Jinzhou, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw material and component sourcing from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels. In addition, we may encounter interruption in our manufacturing processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production or capabilities at our facilities could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of revenue for us in the future and help us to diversify our revenue base. Our research and development expenses for the three-month period ended June 30, 2007 were $214,174, more than double the amount expended on research and development for the same period in 2006. Our future research and development efforts will be focused on expanding our product offering beyond alternators and starters into other similar products and components for different applications, such as hub motors for electric bicycles and electric vehicles. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

Exporting our products outside of China is a core component of our overall growth strategy, which could subject us to various economic, political, regulatory, legal and foreign exchange risks.

We currently sell most of our products in China. Our overseas sales accounted for 1.3%, 4.8% and 11.6% of our total sales in 2005, 2006 and the second quarter of 2007, respectively. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

•	fluctuations in currency exchange rates;
•	difficulty in designing products that are compatible with product standards in foreign countries;
•	greater difficulty in accounts receivable collection;
•	increased marketing and sales costs;
•	difficulty and costs of compliance with foreign regulatory requirements and different commercial and legal requirements;
•	an inability to obtain, maintain or enforce intellectual property rights in foreign countries;
•
changes to import and export regulations, including quotas, tariffs and other trade barriers, delays or difficulties in obtaining export and import licenses, repatriation controls on foreign earnings and currency conversion restrictions; and

•	difficulty in engaging and retaining distributors and agents who are knowledgeable about, and can function effectively in, overseas markets.

If we cannot effectively manage these risks, our ability to conduct or expand our business abroad would be impaired, which may in turn hamper our business, financial condition and prospects.

If we cannot keep pace with market changes and produce automotive parts with new technologies in a timely and cost-efficient manner to meet our customers’ requirements and preferences, the growth and success of our business will be hindered.

The automotive parts market in China is characterized by increasing demand for new and advanced technologies, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If we cannot keep pace with market changes and produce automotive parts incorporating new technologies in a timely and cost-efficient manner to meet our customers’ requirements and preferences, the growth and success of our business will suffer.

From time to time, new products, product enhancements or technologies may replace or shorten the life cycles of our products or cause our customers to defer purchases of our existing products. Shorter product life cycles may require us to invest more in developing and designing new products and to introduce new products more rapidly, which may increase our costs of product development and decrease our profitability. In addition, we may not be able to make such additional investments and any additional investments we make in new product development and introductions may not be successful.

Even if we develop and introduce new products, their market acceptance is not assured and depends on:

•	the perceived advantages of our new products over existing competing products;
•	our ability to attract vehicle manufacturers who are currently using our competitors’ products;
•	product cost relative to performance; and
•	the level of customer service available to support new products.

Therefore, commercial acceptance by customers of our products may not occur at our expected rate or level, and we may not be able to successfully adapt existing products to effectively and economically meet customer demand, thus impairing the return from our investments. We may also be required under applicable accounting standards to recognize a charge for the impairment of assets to the extent our existing products become uncompetitive or obsolete or if any new products fail to achieve commercial acceptance. Any such charge may jeopardize our ability to operate profitably.

Our failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold 18 PRC utility patents that relate to various product configurations and product components and have 20 pending PRC patent applications. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert management attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our technology, know-how and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

Wonder Auto Group Limited, a Hong Kong company controlled by Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, has registered the “” trademark in Hong Kong. Jinzhou Wonder Auto Suspension System Co., Ltd. has registered the trademarks “” and “” in China. An independent third party entity has registered the “Halla” trademark in China. We currently do not sell any products or services using the marks similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. or “Halla” trademarks. We have entered into an agreement with Jinzhou Wonder Auto Suspension System Co., Ltd. Under this agreement, Jinzhou Wonder Auto Suspension System Co., Ltd. has agreed not to bring any legal action against us for using the mark “” in China. However, we cannot assure you that this agreement will be enforced or that no action will be brought against us based on our use of “”.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies with which we work in cooperative research and development activities.

Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;
•	seek licenses from third parties;
•	pay additional ongoing royalties, which could decrease our profit margins;
•	redesign our products; or
•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

We rely on certain technologies licensed to us from third parties and the loss of these licenses or failure to renew such licenses on a timely basis could interrupt our production and have a material adverse impact on our business.

We rely on certain technologies licensed to us from third parties for manufacturing our products. Through our licensing arrangements, we are able to integrate third party technologies into our alternators and starters. We can also produce and sell products that are more suitable for specific types of vehicles utilizing these licensed technologies. If certain licenses are terminated, or not timely renewed, the production of our products using the licensed technologies would be disrupted and our business and financial condition could be damaged.

If we fail to maintain or improve our market position or respond successfully to changes in the competitive landscape, our business and results of operations will suffer.

Our competition includes a number of global and PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Shanghai Valeo Automotive Electrical Systems Co., Ltd., a joint venture of Shanghai Auto Industrial Group and Valeo Group, Hubei Shendian Auto Motor Co., Ltd., a joint venture of Hubei Shendian Auto Electrical Equipment Co., Ltd. and Remy International, Inc., Bosch Group, Mitsubishi Motors Corporation and Denso Corporation. Many of our competitors have longer operating histories, greater name recognition, larger global market share, access to larger customer bases and significantly greater economies of scale, as well as greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result of these competitive pressures and expected increases in competition, we may price our products lower than our competitors in order to maintain market share. Any lower pricing may negatively affect our profit margins. If we fail to maintain or improve our market position and respond successfully to changes in the competitive landscape, our business and results of operations may suffer.

A large percentage of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of customers. Five customers—Beijing Hyundai Motor Company, Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. Ltd., Harbin Dongan Automotive Engine Manufacturing Co. Ltd., Tianjin FAW Xiali Automotive Co., Ltd. and Shenyang Xinguang Huachen Automotive Engine Co., Ltd.—accounted for approximately 55.8% of our sales in 2006. Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

Our sales revenue will decrease if there is less demand for vehicles in which our products are installed.

We sell our products primarily to manufacturers of passenger vehicles, particularly vehicles with engine displacement below 1.6 liters. If sales of these passenger vehicles decrease, demand for our products and our sales revenue will likewise decrease.

If we cannot obtain sufficient raw materials and components at a reasonable cost, our ability to produce and market our products, and thus our business, could suffer.

We purchase raw materials and component parts for our products from various suppliers located primarily in Asia, most of which are located in China and a few of which are located in South Korea. The raw materials and component parts that we use are mainly divided into four categories: metal parts, semiconductors, chemicals and packaging materials. The majority of our raw materials and components are purchased from suppliers in China, including Jinzhou Dongwoo, a company in which we hold a 50% equity interest and control the board of directors, Jinzhou Hanhua Electrical Systems Co., Ltd., Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Yingkou Die-Casting Products Co., Ltd. and foreign manufacturers based in South Korea, such as SW-Tech Corporation. Purchases from our five largest raw materials and component parts suppliers accounted for approximately 61.8% of our cost of sales in 2006. We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operating results could be negatively affected. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The prices of raw materials and components needed for our products could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

If our customers and/or the ultimate consumers of the vehicles that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are used primarily in small engine passenger vehicles. Significant property damage, personal injuries and even death can result from malfunctioning vehicles. If our products are not properly designed, built or installed or if people are injured because of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We have maintained product liability insurance only for products manufactured by Jinzhou Wanyou, which are sold in the United States and Canada. Negative publicity from such claims may also damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

Our products may become subject to recall in the event of defects or other performance related issues.

Like many other participants in the automotive industry, we are at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance defect. Costs typically include the cost of the product, part or component being replaced, the cost of the recall borne by our customers and labor to remove and replace the defective part or component. Our products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Our business may adversely change due to the cyclical nature of the automotive industry.

Our financial performance depends, in large part, on the varying conditions in the automotive markets that we serve. The volume of automobile production in Asia, North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. These fluctuations in demand in the automotive industry often are in response to overall economic conditions but are also a reaction to certain external factors, such as changes in interest rate levels, vehicle manufacturer incentive programs, changes in fuel costs, consumer spending and confidence and environmental issues. If the automotive market experiences a downturn, our results of operations and business will suffer.

We depend heavily on key personnel, and loss of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Qingjie Zhao, our Chairman, Chief Executive Officer and President, Meirong Yuan, our Chief Financial Officer and Treasurer, Yuncong Ma, our Chief Operating Officer, Seuk Jun Kim, our Vice President of New Product Development, Yuguo Zhao, our Vice President of Sales and Marketing and Yongdong Liu, our Vice President of Production. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position or if we are not able to attract and retain skilled employees as needed, our business could suffer. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our customers. We have entered into confidentiality and non-competition agreements with all of these key personnel. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. See “—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.”

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, is the beneficial owner of approximately 54.2% of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Mr. Qingjie Zhao’s association with other businesses could impede his ability to devote ample time to our business and could pose conflicts of interest.

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer, President and beneficial owner of 54.2% of our common stock, serves as an executive director and is a 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director and is an 10.7% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., a company listed on the Hong Kong Growth Enterprise Market, which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

Problems with product quality or product performance could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver quality products on a timely and cost-effective basis. As our products become more advanced, it may become more difficult to maintain our quality standards. If we experience deterioration in the performance or quality of any of our products, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill and harm to our brand and reputation. Furthermore, our products are used together with components and in motor vehicles that have been developed and maintained by third parties, and when a problem occurs, it may be difficult to identify the source of the problem. In addition, some automobile parts and components may not be fully compatible with our products and may not meet our or our customers’ quality, safety, security or other standards. The use by customers of our products with incompatible or otherwise substandard components is largely outside of our control and could result in malfunctions or defects in our products and result in harm to our brand. These problems may lead to a decrease in customers and revenue, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant warranty and repair costs, diversion of the attention of our engineering personnel from our product development efforts, customer relation problems or loss of customers, any one of which could materially adversely affect our business.

If the automotive industry does not grow as we expect or grows at a slower speed than we expect, our sales and profitability may be materially adversely affected.

We derive most of our sales revenue from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the automotive industry, especially in China. Although China’s automotive industry has grown rapidly in the past, it may not continue to grow at the same growth rate in the future or at all. However, the developments in our industry are, to a large extent, outside of our control and any reduced demand for automotive parts products and services, any other downturn or other adverse changes in China’s automotive industry could severely harm our business.

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may harm our results of operations.

We are subject to environmental, health and safety laws and regulations that affect our operations, facilities and products in each of the jurisdictions in which we operate. We believe that we are in compliance with all material environmental, health and safety laws and regulations related to our products, operations and business activities. Although we have not suffered material environmental claims in the past, the failure to comply with any present or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which could cause damage to our business.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our manufacturing facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defaults with our products, product recalls, accidents on our property or damage relating to our operations. We have obtained product liability insurance only for products manufactured by Jinzhou Wanyou which are sold to customers in the United States and Canada. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, under the shipping terms of some of our customer contracts, we bear the risk of loss in shipment of our products. We do not insure this risk. While we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

The discontinuation of the preferential tax treatment currently available to our PRC subsidiaries could materially adversely affect our results of operations.

FIEs, established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, are subject to an EIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

Our subsidiaries Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou are subject to PRC EIT at a rate of 27.0% of assessable profits, consisting of a 24.0% national tax and a 3.0% local tax. As approved by the relevant PRC tax authority, Jinzhou Halla and Jinzhou Dongwoo were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Jinzhou Halla commenced in 2001, and Jinzhou Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, as an FIE, is engaged in an advanced technology industry and has been approved to enjoy a further 50.0% tax exemption for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in 2004. Jinzhou Dongwoo was subject to a tax rate of 13.5% for 2006 and is expected to be subject to a tax rate of 13.5% for 2007 and 2008. Finally, Jinzhou Wanyou, is entitled to a two-year EIT exemption for 2007 and 2008 and will receive a 50.0% EIT reduction for 2009, 2010 and 2011, assuming that Jinzhou Wanyou is profitable for each of these years.

In addition, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou, being FIEs, were entitled to a special tax concession which allows an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Jinzhou Halla and Jinzhou Dongwoo also were entitled to another special tax concession allowing an amount equivalent to 50.0% of the current year’s domestic development expenses to be used as an offset against EIT. These two concessions, if unutilized in a particular year, can be carried forward for five years.

If this preferential tax treatment is discontinued by the tax authorities or is eliminated due to future changes in PRC tax laws, rules or regulations, our PRC operating subsidiaries may cease to enjoy the aforementioned tax benefits. If that were to occur, our PRC operating subsidiaries would thereafter be subject to a 27.0% standard EIT rate under the current tax laws through 2007 and up to a 25.0% rate from January 1, 2008 under the new tax law described below, which would significantly increase our effective tax rate and materially adversely affect our operating results.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Under current law, we will be required to include a management report beginning with our annual report for the 2007 fiscal year and to include our independent registered public accounting firm’s attestment beginning with our annual report for the 2008 fiscal year. Our management may conclude that our internal controls over our financial reporting are not effective. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

We can provide no assurance that we will be in compliance with all of the requirements imposed by SOX 404 or that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may hinder the payment of dividends.

Wonder Auto Technology, Inc. has no direct business operations, other than its ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us due to restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of sales revenue or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

In addition, under the new EIT Law to be effective in January 2008, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiary. We are monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;
•	the early stage of development of the market-oriented sector of the economy;
•	the rapid growth rate;
•	the higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of automotive investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies, or SPVs, for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We believe our stockholders who are PRC residents as defined in the SAFE Notice have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by the SAFE Notice. Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

The recent PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors also governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2006 and August 6, 2007, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $1.02 and $7.60. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the automotive parts or automotive industries;
•	customer demand for our products;
•	investor perceptions of the automotive parts and automotive industries in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in late February 2007 and in July 2007, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Future sales or perceived sales of our common stock could depress our stock price.

A substantial number of shares of our common stock held by our current stockholders are freely tradable. If the holders of these shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Global Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is traded on the Over-the-Counter Bulletin Board. Although our common stock has been approved for listing on the Nasdaq Global Market and is expected to start trading under the symbol “WATG” on or around August 9, 2007, the trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq Global Market. Reported average daily trading volume in our common stock for the three-month period ended August 6, 2007, was approximately 33,133 shares. Although we believe that our proposed public offering of up to 7,475,000 shares of our common stock will improve the liquidity for our common stock, there is no assurance that such proposed offering will increase the volume of trading in our common stock. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended June 30, 2007, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 5, 2007, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors and approved the ratification of PKF as the Company’s accountant for fiscal year 2007.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Voted Against or Withheld
Election of Qingjie Zhao to the Company’s Board of Directors	14,627,200	0
Election of Meirong Yuan to the Company’s Board of Directors	14,627,200	0
Election of Larry Goldman to the Company’s Board of Directors	14,627,200	0
Election of David Murphy to the Company’s Board of Directors	14,627,200	0
Election of Xingye Zhang to the Company’s Board of Directors	14,627,200	0
Approval of PKF as the Company’s accountant for fiscal year 2007	14,627,200	0

There were no abstentions or broker non-votes. Each of the above matters was approved by the stockholders at the annual meeting.

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

DATED: August 8, 2007

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