Form 10-Q
period 2007-09-30
Wonder Auto Technology, Inc
filed 2007-11-01
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,959,994

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F2 - 3

Condensed Consolidated Statements of Cash Flows	F4 - 5

Notes to Condensed Consolidated Financial Statements	F6 - 23

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2007	2006	2007	2006

Sales revenue	$27,293,856	$19,458,451	$72,416,290	$53,064,779
Cost of sales	(20,184,152)	(15,473,090)	(54,335,057)	(42,767,223)

Gross profit	7,109,704	3,985,361	18,081,233	10,297,556

Operating expenses
Administrative expenses	967,086	499,007	2,543,758	1,103,075
Research and development costs	255,086	145,570	732,706	345,455
Selling expenses	641,205	662,776	1,997,820	1,903,563

	1,863,377	1,307,353	5,274,284	3,352,093

Income from operations	5,246,327	2,678,008	12,806,949	6,945,463
Interest income	25,846	55,012	80,623	76,360
Other income	45,116	82,972	84,442	199,656
Government grants - Note 4	-	-	786,154	-
Finance costs	(798,472)	(253,001)	(1,810,754)	(706,995)
Equity in net income of an unconsolidated affiliate	-	140,223	34,147	140,223

Income before income taxes	4,518,817	2,703,214	11,981,561	6,654,707
Income taxes - Note 5	(583,779)	(335,007)	(1,016,503)	(797,194)
Minority interests	(260,427)	-	(746,504)	-

Net income	$3,674,611	$2,368,207	$10,218,554	$5,857,513

Other comprehensive income
Foreign currency translation adjustments	589,115	309,577	1,665,857	481,332

Comprehensive income	$4,263,726	$2,677,784	$11,884,411	$6,338,845

Earnings per share: basic and diluted	$0.15	$0.10	$0.43	$0.3

Weighted average number of shares outstanding:
basic and diluted	23,959,994	23,959,994	23,959,994	19,718,086

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,014,720	$8,203,699
Restricted cash	8,809,878	4,876,879
Trade receivables (net of allowance of doubtful accounts of $44,969 in 2007 and $32,150 in 2006)	35,322,157	24,696,982
Bills receivable	10,793,979	3,098,314
Other receivables, prepayments and deposits	2,232,826	1,254,209
Inventories - Note 6	14,861,379	13,689,374
Amount due from a related company	72,541	69,561
Deferred taxes	279,042	237,570

Total current assets	81,386,522	56,126,588
Intangible assets - Note 7	9,632,919	4,250,800
Property, plant and equipment, net - Note 8	18,961,099	13,945,846
Land use right	1,214,979	1,203,256
Deposit for acquisition of property, plant and equipment	2,808,343	1,740,548
Investment in an unconsolidated affiliate - Note 4	-	527,627
Deferred taxes	246,443	205,475

TOTAL ASSETS	$114,250,305	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2007 and December 31, 2006
(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$16,063,285	$9,631,537
Bills payable	9,844,920	8,628,078
Other payables and accrued expenses	3,209,480	3,121,533
Provision for warranty - Note 9	889,174	1,049,344
Income tax payable	623,291	398,768
Amount due to an unconsolidated affiliate	-	37,492
Dividend payable to minority stockholders	376,978	-
Secured short-term bank loans - Note 10	13,286,640	14,326,831

Total current liabilities	44,293,768	37,193,583

Secured long-term bank loans - Note 10	17,107,077	-

TOTAL LIABILITIES	61,400,845	37,193,583

COMMITMENTS AND CONTINGENCIES - Note 11

MINORITY INTERESTS	2,738,064	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized 90,000,000 shares, issued and outstanding 23,959,994 shares in 2007 and 2006	2,396	2,396
Additional paid-in capital	22,140,143	22,140,143
Statutory and other reserves	3,148,265	3,148,265
Accumulated other comprehensive income	3,117,995	1,452,138
Retained earnings	21,702,597	11,484,043

TOTAL STOCKHOLDERS’ EQUITY	50,111,396	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,250,305	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$10,218,554	$5,857,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,434,556	1,030,576
Amortization of intangible assets and land use right	64,624	20,673
Deferred taxes	(64,505)	(34,043)
Loss on disposal of property, plant and equipment	15,636	-
Gain on disposal of Man Do	(500)	-
Provision for doubtful debts	11,144	-
Written down (recovery) of obsolete inventories	67,782	(69,708)
Exchange loss on translation of monetary assets and liabilities	492,825	-
Equity in net income of an unconsolidated affiliate	(34,147)	(140,223)
Minority interests	746,504	-
Changes in operating assets and liabilities:
Trade receivables	(8,870,324)	(6,841,892)
Bills receivable	(7,270,838)	(366,251)
Other receivables, prepayments and deposits	(717,530)	(297,497)
Inventories	(374,688)	(4,453,132)
Trade payables	6,270,135	3,269,026
Bills payable	854,241	(250,718)
Other payables and accrued expenses	1,036,024	(21,153)
Provision for warranty	(201,004)	416,125
Income tax payable	210,416	104,660

Net cash flows provided by (used in) operating activities	3,888,905	(1,776,044)

Cash flows from investing activities
Payments to acquire trademarks and patents	(1,982)	(6,268)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(5,661,884)	(1,380,935)
Proceeds from sales of property, plant and equipment	11,171	-
Installment payment to acquire Jinzhou Dongwoo	(2,420,000)	-
Increase in restricted cash	(3,932,999)	(828,356)
Proceeds from sales of marketable securities	-	37,608
Net cash paid to acquire Jinzhou Wanyou - Note 4	(5,526,485)	-
Payment to acquire an unconsolidated affiliate	-	(1,200,000)
Cash inflow from disposal of Man Do	500	-
Cash acquired from the RTO	-	419

Net cash flows used in investing activities	$(17,531,679)	$(3,377,532)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2007	2006
Cash flows from financing activities
Dividend paid to stockholders	$-	$(1,707,724)
Dividend paid to minority stockholders	(357,280)	-
Dividend paid to Winning	(343,934)	-
New bank loans	29,486,379	12,631,366
Repayment of bank loans	(14,848,096)	(10,309,721)
Repayment to stockholders	-	(5,149)
Net proceeds from issuance of shares	-	10,142,020
Advance from a related company	-	64,480

Net cash flows provided by financing activities	13,937,069	10,815,272

Effect of foreign currency translation on cash and cash equivalents	516,726	175,899

Net increase in cash and cash equivalents	811,021	5,837,595

Cash and cash equivalents - beginning of period	8,203,699	4,368,757

Cash and cash equivalents - end of period	$9,014,720	$10,206,352

Supplemental disclosures for cash flow information:
Non-cash investing and financing activities:
Acquisition of Jinzhou Wanyou - Note 4	$2,840,317	$-

Cash paid for:
Interest	$906,045	$605,319
Income taxes	$586,935	$726,578

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Nasdaq Stock Market in the United States.

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
For the three and nine months ended September 30, 2007 and 2006
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

Man Do declared a special interim dividend on September 30, 2007 by the way of distribution in specie of all assets and liabilities held by Man Do on that date.  In order to rationalise the structure of the group, on the same date, Wonder entered into a Share Transfer Agreement with Xiangdong Gao, a beneficial stockholder of the Company, to transfer all of its shares in Man Do to Xiangdong Gao (the "Share Transfer") at a cash consideration of $500.  Upon the completion of the Share Transfer on September 30, 2007.  Wonder directly holds 100% of common stock of Jinzhou Halla.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

2.	Description of business (Cont’d)

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
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

In the first transaction, Wonder acquired a 40.81% equity interest in Jinzhou Wanyou from Hong Kong Friend Birch Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to the Jinzhou Wanyou Share Purchase Agreement I dated April 2, 2007. Under the Jinzhou Wanyou Share Purchase Agreement I, the total cash consideration is scheduled to be paid by Wonder in three installments as follows. The first installment payment of $2.8 million was made in June 2007. The second cash installment payment of $1.41 million will be paid before December 31, 2007. The final cash installment payment of $4.21 million will be paid if Jinzhou Wanyou achieves minimum net income of approximately $2.95 million (RMB 23 million) for the period from April 2, 2007 to April 1, 2008. If Jinzhou Wanyou fails to achieve the minimum net income threshold, the remaining $4.21 million payment will be proportionately reduced. Under the Jinzhou Wanyou Share Purchase Agreement I, no premium is payable by Wonder if Jinzhou Wanyou exceeds the net income target threshold.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The financial position of Jinzhou Wanyou as of April 2, 2007 is as follows:

	Carrying amount	Fair value adjustment pursuant to SFAS 141	Fair market value
Cash and cash equivalents	$273,515		$273,515
Trade receivable, net	562,107		562,107
Bills receivable	64,592		64,592
Other receivable, prepayment and deposits	192,696		192,696
Inventories	224,421		224,421
Amount due from Jinzhou Halla	694,267		694,267
Property, plant and equipment, net	1,069,720		1,069,720
Deposit for acquisition of property, plant and equipment	18,990		18,990
Intangible assets - customer contracts	-	$49,053	49,053
Trade payables	(293,537)		(293,537)
Other repayable and accrued expenses	(15,507)		(15,507)

Net assets	$2,791,264		$2,840,317

79.59% equity interest acquired			$2,260,608
Goodwill			4,949,392

Initial purchase price of acquisition			$7,210,000

Satisfied by:

Cash payment			$5,800,000
Outstanding amount included in other payable and accrued expenses			1,410,000

			$7,210,000

Net cash paid to acquire Jinzhou Wanyou			$5,526,485

As of September 30, 2007, the consolidated balance sheet includes a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $4.95 million which represents the excess of the initial purchase price of $7.21 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The above initial purchase price for Jinzhou Wanyou does not include the $9.21 million of contingent consideration pursuant to the Share Purchase Agreements. The remaining consideration shall be payable upon Jinzhou Wanyou’s fulfillment of targeted net profits. The recognition and allocation of contingent consideration will be treated as additional purchase price and allocated to goodwill subsequently.

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Wanyou for the nine months ended September 30, 2007, as if the acquisition had occurred as of the beginning of fiscal year 2007:

(Unaudited)

Revenue	$73,252,407
Net income	$10,351,712
Earnings per share: basic and diluted	$0.43

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
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Goodwill (Cont’d)

As of September 30, 2007, the consolidated balance sheet includes a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $4.95 million which represents the excess of the initial purchase price of $7.21 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

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
For the three and nine months ended September 30, 2007 and 2006
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Beijing Hyundai Motor Company	$4,858,784	$3,764,316	$11,564,156	$9,897,869
Harbin Dongan Auto Engine Co., Ltd.	8,197,952	2,791,369	15,644,109	4,386,528
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd.	6,478,245	4,799,022	13,835,630	10,094,598

	$19,534,981	$11,354,707	$41,043,895	$24,378,995

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

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to nine months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
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
For the three and nine months ended September 30, 2007 and 2006
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

Construction in progress mainly represents expenditures in respect of the Company’s new offices and factories under construction. All direct costs, including interest, relating to the acquisition or construction of the Company’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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
For the three and nine months ended September 30, 2007 and 2006
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
For the three and nine months ended September 30, 2007 and 2006
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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

6.	Inventories

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$5,536,910	$3,957,527
Work-in-progress	720,126	450,545
Finished goods	8,824,575	9,428,237
	15,081,611	13,836,309
Provision for obsolete inventories	(220,232)	(146,935)

	$14,861,379	$13,689,374

7.	Intangible assets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs:
Goodwill - Note 4	$8,064,619	$2,771,293
Customer contracts	49,053	-
Know-how	1,531,003	1,468,089
Trademarks and patents	16,411	13,818
	9,661,086	4,253,200
Accumulated amortization	(28,167)	(2,400)

Net	$9,632,919	$4,250,800

8.	Property, plant and equipment

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs:
Buildings	$6,182,214	$5,850,903
Plant and machinery	18,093,855	13,457,393
Furniture, fixtures and equipment	498,468	381,810
Tools and equipment	1,438,854	1,196,095
Leasehold improvements	196,497	151,848
Motor vehicles	736,045	642,172
	27,145,933	21,680,221
Accumulated depreciation	(9,626,920)	(7,851,156)
Construction in progress	1,442,086	116,781

Net	$18,961,099	$13,945,846

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of September 30, 2007, certain property, plant and equipment with aggregate net book value of $8,292,078 was pledged to bank to secure general banking facilities (see note 10a).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

9.	Provision for warranty

(Unaudited)

Balance as of January 1, 2007	$1,049,344
Claims paid for the period	(1,108,368)
Additional provision for the period	907,151
Translation adjustments	41,047

Balance as of September 30, 2007	$889,174

10.	Secured bank loans

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 6.12% to 6.84 % per annum	$9,338,000	$14,326,831
Short-term loan, interest rates ranging from 0.25% to 0.7% per month	3,948,640	-
Long-term loan
- due 2009, interest charge at 6.57% per annum	5,336,000	-
- due 2009 to 2013, interest charge at EURIBOR rate plus 2.85% per annum	11,771,077	-

	$30,393,717	$14,326,831

As of September 30, 2007, the Company’s total bank lines of credit and borrowings there under were as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$38,999,090	$30,393,717	$8,605,373

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

10.	Secured bank loans (Cont’d)

The above bank loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $8,292,078 (see note 8);

(b)	Land use right with carrying value of $574,415; and

(c)	Bank deposits amount of $1,974,320; and

(d)
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

As of September 30, 2007, the Company had capital commitments amounting to $1,602,642 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of September 30, 2007, the Company had a non-cancelable operating lease for its warehouse. The leases will expire in 2007 and the expected payment is $3,379.

The rental expenses relating to the operating leases were $20,272 and $2,729 for the nine months ended September 30, 2007 and 2006, respectively.

12.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations. The Company contributed $375,406 and $401,317 for the nine months ended September 30, 2007 and 2006, respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
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

	Alternators Nine months ended September 30, (Unaudited)		Starters Nine months ended September 30, (Unaudited)		Rods and shafts Nine months ended September 30, (Unaudited)		Total Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006	2007	2006

Revenue from external customers	$43,492,400	$32,819,173	$25,049,076	$20,245,606	$3,874,814	$-	$72,416,290	$53,064,779
Interest income	40,431	32,817	21,627	20,244	15,818	-	77,876	53,061
Interest expenses	657,145	374,374	368,790	230,945	-	-	1,025,935	605,319
Amortization	32,017	12,785	8,081	7,888	24,526	-	64,624	20,673
Depreciation	1,188,052	827,745	184,428	202,831	62,076	-	1,434,556	1,030,576
Segment profit	7,695,430	3,145,971	3,544,124	3,582,192	946,622	-	12,186,176	6,728,163
Expenditure for segment assets	$3,827,747	$854,072	$1,409,166	$526,863	$424,971	$-	$5,661,884	$1,380,935

	Alternators Three months ended September 30, (Unaudited)		Starters Three months ended September 30, (Unaudited)		Rods and shafts Three months ended September 30, (Unaudited)		Total Three months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006	2007	2006

Revenue from external customers	$15,337,254	$12,231,570	$9,709,148	$7,226,881	$2,247,454	$-	$27,293,856	$19,458,451
Interest income	15,462	19,848	8,861	12,043	854	-	25,177	31,891
Interest expenses	215,902	107,970	132,600	62,481	-	-	348,502	170,451
Amortization	10,683	4,468	2,915	2,629	24,526	-	38,124	7,097
Depreciation	414,639	280,378	58,488	85,955	32,077	-	505,204	366,333
Segment profit	2,652,450	1,565,008	1,444,292	1,211,019	497,105	-	4,593,847	2,776,027
Expenditure for segment assets	$1,631,871	$366,124	$527,104	$217,510	$255,604	$-	$2,414,579	$583,634

	Alternators		Starters		Rods and shafts		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$69,046,301	$54,860,505	$35,168,409	$22,308,718	$9,713,521	$-	$113,928,231	$77,169,223

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$27,293,856	$19,458,451	$72,416,290	$53,064,779

Total profit for reportable segments	$4,593,847	$2,776,027	$12,186,176	$6,728,163
Unallocated amounts relating to operations:
Interest income	669	23,121	2,747	23,299
Other income	500	32,253	10,640	33,316
Interest expenses	(449)	-	(1,593)	(646)
Other general expenses	(75,750)	(128,187)	(216,409)	(129,425)

Income before income taxes	$4,518,817	$2,703,214	$11,981,561	$6,654,707

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$113,928,231	$77,169,223
Cash and cash equivalents	210,534	830,917
Other receivables	111,540	-

	$114,250,305	$78,000,140

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

PRC	$24,679,203	$18,387,387	$66,033,108	$51,163,166
Others	2,614,653	1,071,064	6,383,182	1,901,613

Total	$27,293,856	$19,458,451	$72,416,290	$53,064,779

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”), Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”) and Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”), are primarily engaged in designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, and suspension products in China. On August 23, 2006, Wonder Auto Limited acquired from Winning International Development Limited a 50.0% interest in Jinzhou Dongwoo, a primary supplier of our raw materials and components. We currently control a majority of the board of directors of Jinzhou Dongwoo. In April 2007, we entered into agreements with two shareholders of Jinzhou Wanyou which resulted in our 100.0% ownership of Jinzhou Wanyou. We received approval for such acquisitions from the relevant PRC government authority in May 2007.

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

Recent Developments

On September 12, 2007, we applied with the Securities and Exchange Commission (the “SEC”) to withdraw our registration statement on Form S-1 originally filed on July 6, 2007 for the sale of up to 7,475,000 shares of our common stock. No securities have been sold pursuant to such registration statement and all activities in respect of the public offering have been discontinued due to market conditions.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third fiscal quarter of 2007 and growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the third quarter of 2007 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on this growth trend during the third fiscal quarter of 2007. Our third fiscal quarter financial results also benefited from an increase in exports of our products to foreign countries. Exports accounted for approximately 9.6% of our total sales revenue in the third quarter of 2007.

The following are some financial highlights for the third quarter of 2007:

Sales Revenue: Sales revenue increased $7.8 million, or 40.3%, to $27.3 million for the third quarter of 2007 from $19.5 million for the same period last year.

Gross Margin: Gross margin was 26.0% for the third quarter of 2007, as compared to 20.5% for the same period in 2006.

Net Income: Net income increased $1.3 million, or 55.2%, to $3.7 million for the third quarter of 2007, from $2.4 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.15 for the third quarter of 2007, as compared to $0.10 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.
(All amounts, other than percentages, in thousands of dollars)

	Three months ended				Nine months ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2007		2006		2007		2006

Sales revenue	$27,294	100.0%	$19,458	100.0%	$72,416	100.0%	$53,065	100.0%
Cost of sales	20,184	74.0%	15,473	79.5%	54,335	75.0%	42,767	80.6%

Gross profit	7,110	26.0%	3,985	20.5%	18,081	25.0%	10,298	19.4%

Operating expenses
Administrative expenses	967	3.5%	499	2.6%	2,544	3.5%	1,103	2.1%
Research and development costs	255	0.9%	146	0.7%	733	1.0%	345	0.7%
Selling expenses	641	2.3%	663	3.4%	1,998	2.8%	1,904	3.6%

	1,863	6.8%	1,307	6.7%	5,274	7.3%	3,352	6.3%

Income from operations	5,246	19.2%	2,678	13.8%	12,807	17.7%	6,945	13.1%
Interest income	26	0.1%	55	0.3%	81	0.1%	76	0.1%
Other income	45	0.2%	83	0.4%	84	0.1%	200	0.4%
Government grants	-		-		786	1.1%	-
Finance costs	798	2.9%	253	1.3%	1,811	2.5%	707	1.3%
Equity in net income of an
unconsolidated affiliate	-	0.0%	140	0.7%	34	0.0%	140	0.3%

Income before income taxes	4,519	16.6%	2,703	13.9%	11,982	16.5%	6,655	12.5%
Income taxes	584	2.1%	335	1.7%	1,017	1.4%	797	1.5%
Minority interests	260	1.0%	-	0.0%	747	1.0%	-	0.0%

Net income	$3,675	13.5%	$2,368	12.2%	$10,219	14.1%	$5,858	11.0%

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, and increasingly from the sale of rods and shafts for use in shock absorbers, alternators and starters. Sales revenue increased $7.8 million, or 40.3%, to $27.3 million for the three months ended September 30, 2007 from $19.5 million for the same period ended September 30, 2006. This increase was mainly attributable to the growth in the automobile market in China, the increased market demand for our products, increased sales to our new and existing clients and an increase in revenue from exports, in part, due to our acquisition of Jinzhou Wanyou as discussed below. Revenue from exports constituted approximately 9.6% of sales revenue for the three months ended September 30, 2007, as compared to 5.5% for the same period last year. After Jinzhou Wanyou became our wholly-owned subsidiary in April 2007, we consolidated the financial results of Jinzhou Wanyou in the third quarter of 2007. Since most of Jinzhou Wanyou’s products were exported, the addition of Jinzhou Wanyou, with sales revenue of $2.2 million in the third quarter of 2007, contributed significantly to our increase in sales revenue from exports. Our two new production lines started operation in the third quarter of 2007. We expect the addition of these two new production lines will contribute to the further increase of our sales revenue.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $4.7 million, or 30.4%, to $20.2 million for the three months ended September 30, 2007 from $15.5 million during the same period in 2006. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of sales decreased to 74.0% during the three months ended September 30, 2007 from 79.5% in the same period of 2006. We were able to benefit from economies of scale and reductions in our per unit costs of raw materials, components, labor and equipment because of the significant increase of sales volume in the third quarter of 2007. The decrease of our cost of sales on a percentage basis in the third quarter of 2007 also resulted from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production. In addition, our subsidiary Jinzhou Dongwoo, one of our suppliers that has became our consolidated subsidiary since November 2006, had a gross profit of $777,404 in the third quarter of 2007 and its financial results have been consolidated with ours, thereby lowering our costs of sales by $777,404 in the third quarter of 2007.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $3.1 million, or 78.4%, to $7.1 million for the three months ended September 30, 2007 from approximately $4.0 million for the same period in 2006. Gross profit as a percentage of sales revenue was 26.0% for the three months ended September 30, 2007, as compared to 20.5% during the same period in 2006. Such percentage increase was mainly due to the decreased cost of sales as discussed above. In addition, the increase of the sale price of some of our products and the higher margin of Jinzhou Wanyou’s products (approximately 28%) also contributed to the increase of our gross margin.

Total Expenses. Our total expenses increased $556,024, or 42.5%, to $1.9 million for the three months ended September 30, 2007 from $1.3 million for the same period in 2006. As a percentage of sales revenue, our total expenses increased to 6.8% for the three months ended September 30, 2007 from 6.7% for the same period in 2006. The dollar and percentage increases were primarily attributable to increased administrative and research and development expenses as discussed below.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $468,079, or 93.8%, to $967,086 for the three months ended September 30, 2007 from $499,007 for the same period in 2006. As a percentage of sales revenue, administrative expenses increased to 3.5% for the three months ended September 30, 2007, as compared to 2.6% for the same period in 2006. This percentage increase was primarily attributable to the consolidation of Jinzhou Dongwoo’s and Jinzhou Wanyou’s financial results, the increased costs in connection with improving our internal controls and the addition of three independent directors on our board of directors in 2007. We believe this increase was generally in line with the increase in our sales revenue. We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). As a result, we expect that our administrative expenses will continue to increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Research and Development Costs. Our research and development costs, listed as a new line item under operating expenses starting from the first quarter of 2007, consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $109,516, or 75.2%, to $255,086 for the three months ended September 30, 2007 from $145,570 for the same period in 2006. As a percentage of sales revenue, research and development costs increased to 0.9% for the three months ended September 30, 2007 from 0.7% for the same period in 2006. Such increase was primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses decreased $21,571 to $641,205 for the three months ended September 30, 2007 from $662,776 for the same period in 2006. As a percentage of sales revenue, our selling expenses decreased to 2.3% for the three months ended September 30, 2007 from 3.4% for the same period in 2006. This percentage decrease was primarily attributable to the improvement in the quality of our products, which reduced after-sale services. In addition, our increased sales volume created economies of scale thereby reducing our per unit selling expenses.

Income before Income Taxes. Income before income taxes increased $1.8 million, or 67.2%, to $4.5 million during the three months ended September 30, 2007 from $2.7 million during the same period in 2006. Income before income taxes as a percentage of sales revenue increased to 16.6% during the three months ended September 30, 2007 from 13.9% during the same period in 2006 due to the factors described above.

Provision for Income Taxes.

United States. Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Wonder Auto Technology, Inc. had no income taxable in the United States for the third quarter of 2007.

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

Our subsidiaries Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou are subject to EIT at a rate of 27.0% of assessable profits, consisting of a 24.0% national tax and a 3.0% local tax. As approved by the relevant PRC tax authority, Jinzhou Halla and Jinzhou Dongwoo were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Jinzhou Halla commenced in 2001, and Jinzhou Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, as an FIE, is engaged in an advanced technology industry and has been approved to enjoy a further 50.0% tax exemption for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in 2004. Jinzhou Dongwoo was subject to a tax rate of 13.5% in the third quarter of 2007 and is expected to be subject to a tax rate of 13.5% for remaining period of 2007 and 2008. Finally, Jinzhou Wanyou, is entitled to a two-year EIT exemption for 2007 and 2008 and will receive a 50.0% EIT reduction for 2009, 2010 and 2011, assuming that Jinzhou Wanyou is profitable for each of these years.

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

Our provision for income taxes increased $248,772 to $583,779 during the three months ended September 30, 2007 from $335,007 during the same period in 2006.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $260,427 for the three months ended September 30, 2007, reflecting the minority interests held by third parties in Jinzhou Dongwoo.

Net income. Our net income increased $1.3 million, or 55.2%, to $3.7 million during the three months ended September 30, 2007 from $2.4 million during the same period in 2006, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Sales Revenue. Sales revenue increased $19.4 million, or 36.5%, to $72.4 million for the nine months ended September 30, 2007 from $53.1 million for the same period ended on September 30, 2006. This increase was mainly attributable to the growth in the automobile market in China, increased market demand for our products, increased sales to our new and existing clients and an increase in revenue from exports, in part, due to our acquisition of Jinzhou Wanyou as discussed above. Sales revenue from exports constituted 8.8% of revenue for the nine months ended September 30, 2007, as compared to 3.6% for the same period last year.

Cost of Sales. Our cost of sales increased $11.6 million, or 27.0%, to $54.3 million for the nine months ended September 30, 2007 from $42.8 million during the same period in 2006. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of goods sold decreased to 75.0% during the nine months ended September 30, 2007 from 80.6% in the same period of 2006. We were able to benefit from economies of scale and reductions in our per unit costs of raw materials, components, labor and equipment because of the significant increase of sales volume in the first nine months of 2007. The percentage decrease of our cost of sales in the first nine months of 2007 also resulted from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production. In addition, the consolidation of the financial results of Jinzhou Dongwoo, one of our suppliers which has became our consolidated subsidiary since November 2006, also contributed to a reduction of our cost of sales during the nine months ended September 30, 2007.

Gross Profit. Our gross profit increased $7.8 million, or 75.6%, to $18.1 million for the nine months ended September 30, 2007 from $10.3 million for the same period in 2006. Gross profit as a percentage of sales revenue was 25.0% for the nine months ended September 30, 2007, as compared to 19.4% during the same period in 2006. Such percentage increase was mainly due to the decreased cost of sales as discussed above.

Total Expenses. Our total expenses increased $1.9 million, or 57.3%, to $5.3 million for the nine months ended September 30, 2007 from $3.4 million for the same period in 2006. As a percentage of sales revenue, our total expenses increased to 7.3% for the nine months ended September 30, 2007 from 6.3% for the same period in 2006. The dollar and percentage increases were primarily attributable to increased administrative and research and development expenses as discussed below.

Administrative Expenses. Our administrative expenses increased $1.4 million, or 130.6%, to $2.5 million, for the nine months ended September 30, 2007 from $1.1 million, for the same period in 2006. As a percentage of sales revenue, administrative expenses increased to 3.5% for the nine months ended September 30, 2007, as compared to 2.1% for the same period in 2006. This percentage increase was primarily attributable to the consolidation of Jinzhou Dongwoo’s and Jinzhou Wanyou’s financial results, the increased costs in connection with improving our internal controls and the addition of three independent directors on our board of directors in the nine months ended September 30, 2007.

Research and Development Costs. Our research and development costs increased $387,251, or 112.1%, to $732,706 for the nine months ended September 30, 2007 from $345,455 for the same period in 2006. As a percentage of sales revenue, research and development costs increased to 1.0% for the nine months ended September 30, 2007 from 0.7% for the same period in 2006. This percentage increase was primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses increased $94,257, or 4.9%, to $2.0 million for the nine months ended September 30, 2007 from $1.9 million for the same period in 2006. As a percentage of sales revenue, our selling expenses decreased to 2.8% for the nine months ended September 30, 2007 from 3.6% for the same period in 2006. This percentage decrease was primarily attributable to the improvement in the quality of our products, which reduced after-sale services. In addition, our increased sales volume created economies of scale thereby reducing our per unit selling expenses.

Government Grants. Our subsidiary Jinzhou Halla received a one-time government grant income of $786,154 in the second quarter of 2007.

Income before Income Taxes. Income before income taxes increased $5.3 million, or 80.0%, to $12.0 million during the nine months ended September 30, 2007 from $6.7 million during the same period in 2006. Income before income taxes as a percentage of sales revenue increased to 16.5% during the nine months ended September 30, 2007 from 12.5% during the same period in 2006 due to the factors described above.

Provision for Income Taxes. Our provision for income taxes increased $219,309 to $1.0 million during the nine months ended September 30, 2007 from $797,194 during the same period in 2006. Our subsidiary Jinzhou Halla is entitled to a special tax concession for qualifying domestic capital expenditures. Jinzhou Halla received a tax refund of $426,325 in the second quarter of 2007 resulting from its purchase of qualifying domestic equipments.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income equal to $746,504 for the nine months ended September 30, 2007, reflecting the minority interests held by third parties in Jinzhou Dongwoo.

Net income. Our net income increased $4.4 million, or 74.5%, to $10.2 million during the nine months ended September 30, 2007 from $5.9 million during the same period in 2006, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products which we manufacture and sell, specifically alternators, starters and rods and shafts for use in shock absorbers, alternators and starters.

In the third quarter of 2007, our sales revenue from our alternator product line was $15.3 million, our sales revenue from our starter product line was $9.7 million and our sales revenue from our rod and shaft product line was $2.2 million. Our starter product line has historically provided a higher profit margin than our alternator product line. Our subsidiary Jinzhou Halla manufactures and sells both our alternators and starters using largely the same facilities, personnel and other resources. Our rods and shafts are manufactured by our subsidiary Jinzhou Wanyou.

Additional information regarding our alternator, starter and rod and shaft product lines can be found in “ITEM 1. Financial Statements,” specifically in Note 13 thereto.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents (including restrict cash) of $17.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Nine Months Ended
	September 30,
	(in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$3,889	$(1,776)
Net cash (used in) investing activities	(17,532)	(3,378)
Net cash provided by financing activities	13,937	10,815
Effect of foreign currency translation on cash and cash equivalents	517	176
Net cash flow	$811	$5,838

Operating Activities:

Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2007, which is an increase of $5.7 million from the $1.8 million net cash used in operating activities for the same period in 2006. The increase was mainly due to the $4.4 million increase in net income, the $4.1 million decrease of inventories and the $5.2 million increase in trade payables, bill payables and other payables and accrued expenses which more than offset the $8.9 increase in trade receivables and bill receivables.

Investing Activities:

Net cash used in investing activities in the nine months ended September 30, 2007 was $17.5 million, which is an increase of $14.2 million from net cash used in investing activities of $3.4 million in the same period of 2006. Such increase of net cash used in investing activities was mainly attributable to the $3.1 million increase in restricted cash, $4.3 million increase in payments to acquire and for deposit for acquisition of property, plant and equipment and the $6.7 million increase in payments to acquire Jinzhou Dongwoo and Jinzhou Wanyou. Since the completion of our private placement in June 2006, we have accelerated our investment activity to expand our operational capabilities.。

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2007 totaled $13.9 million as compared to $10.8 million provided by financing activities in the same period of 2006. Although we received $10.1 million net proceeds from the private placement in the nine months ended September 30, 2006, our net proceeds from bank loan increased $12.3 million in the same period of 2007. In addition, the dividend payment in the first nine months of 2007 is $1.0 million less than that in the same period of 2006.

Our debt-to-equity ratio (bank loans to total shareholder’s equity ratio) was 60.7% as of September 30, 2007. We plan to maintain our debt-to-equity ratio below 70%, increase the long-term loans, decrease the short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of September 30, 2007, the amount, maturity date and term of each of our bank loans are as follows.

In millions of U.S. dollars

Banks	Amounts	Maturity Date	Duration
DEG - Deutsche Investations - and Entwicklun-Gesellschaft MBH	$11.8	October 15, 2013	7 years
China Construction Bank	$2.7	October 16, 2007	1 year
China Construction Bank	$5.3	April 11, 2009	2 year
China Construction Bank	$2.7	August 2, 2008	1 year
China Construction Bank	$0.9	February 28, 2008	6 months
Bank of China	$4.0	March 28, 2008	6 months
Bank of China	$0.5	October 5, 2007	6 months
Jinzhou Commercial Bank	$2.5	March 28, 2008	6 months
Total	$30.4

On September 27, 2007, Jinzhou entered into a credit facility agreement with the Bank of China Jinzhou Tiebei branch (the “Bank”) pursuant to which the Bank has agreed to provide Jinzhou Halla a RMB 80 million (approximately US$10.67 million) revolving credit facility. The agreement permits Jinzhou Halla to request loans under the line of credit facility until September 24, 2008. A separate agreement will be entered into each time advances are made pursuant to the Credit Facility Agreement. As of the date of this report, Jinzhou Halla has borrowed RMB 30 million (approximately $4 million) from the Bank pursuant to the Agreement.

In October 2007, we repaid to China Construction Bank approximately $2.7 million in connection with a loan that matured on October 16, 2007. In addition, we repaid Bank of China approximately $0.5 million in connection with the loan that matured on October 5, 2007. We have no bank loan due before December 31, 2007.

Part of the interest to our China Construction Bank loan is subject to a government subsidy program under which certain payments of interest to the bank will be returned to our Company. In order to encourage and support local companies to continuously develop technology, the local government of Liaoning province established a special fund focused on helping high-growth companies reduce expenses. Our subsidiary Jinzhou Halla has been recognized by Liaoning local government for its technology development and is chosen as one of the seven companies to receive such government subsidy. As of the date of this report, China Construction Bank has returned approximately $560,000 (RMB 4.2 million) interest to Jinzhou Halla.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since September, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at September 30, 2007 would decrease net income before provision for income taxes by approximately $0.3 million for the three months ended September 30, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors relating to us are contained in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. No material change to such risk factors has occurred during the three months ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended September 30, 2007, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On September 30, 2007, our indirect, wholly owned subsidiary Man Do Auto Technology Co., Ltd. (“Man Do”) transferred all its ownership of Jinzhou Halla to our wholly owned subsidiary Wonder Auto Limited. Thereafter, Wonder Auto Limited transferred the 100% ownership of Man Do to Mr. Xiangdong Gao for $500. Man Do has no assets other than its 39% ownership in Jinzhou Halla. As a result of the above transactions, Man Do is no longer our subsidiary. The above transactions were made for the sole purpose of simplifying our organizational structure.

Part of the interest to our China Construction Bank loan is subject to a government subsidy program under which certain payments of interest to the bank will be returned to our Company. In order to encourage and support local companies to continuously develop technology, the local government of Liaoning province established a special fund focused on helping high-growth companies reduce expenses. Our subsidiary Jinzhou Halla has been recognized by Liaoning local government for its technology development and is chosen as one of the seven companies to receive such government subsidy. As of the date of this report, China Construction Bank has returned approximately $560,000 (RMB 4.2 million) interest to Jinzhou Halla.

 ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	English summary of Credit Facility Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

10.2	English summary of Short-Term Loan Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

10.3	English summary of Maximum Amount Mortgage Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: November 1, 2007

WONDER AUTO TECHNOLOGY, INC.

By: /s/ Meirong Yuan
Meirong Yuan
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	English summary of Credit Facility Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

10.2	English summary of Short-Term Loan Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

10.3	English summary of Maximum Amount Mortgage Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.