Form 10-K
period 2007-12-31
Wonder Auto Technology, Inc
filed 2008-02-20
CIK 1162862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-50883

WONDER AUTO TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 16 Yulu Street
Taihe District, Jinzhou City, Liaoning
People’s Republic of China, 121013

(Address of principal executive office and zip code)

(86) 416-2661186
(Registrant’s telephone number, including area code)

WONDER AUTO TECHNOLOGY, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock Par Value 0.0001	Name of Each Exchange on Which Registered NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, there were 23,959,994 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately 46 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

WONDER AUTO TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc. and its subsidiaries, Wonder Auto Limited and Jinzhou Halla Electrical Equipment Co., Ltd.  References to “Wonder Auto” are references to Wonder Auto Limited and its subsidiaries. References to “Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd. References to “Hanhua” are references to “Jinzhou Hanhua Electrical System Co., Ltd.” References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

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

Overview

We are a leading manufacturer of automotive electrical parts in China, specifically, alternators and starters. We have been producing alternators and starters in China since 1997. In 2006, we ranked second in sales revenue in the PRC market for automobile alternators and starters according to a report issued by the Automotive Electrical Component Commission of the China Automotive Society.

We design, develop, manufacture and market our products for use in a variety of automobiles. We offer over 150 different models of alternators and over 70 different models of starters. Most of our products are used in domestic original equipment manufacturing, or OEM, market. In addition, we have begun to manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.

We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers. Our customers are based primarily in China and include Beijing Daimler Chrysler, Beijing Hyundai Motor Company, Chery Automobile Co., Ltd., Dongfeng Yueda Kia Motors Co., Ltd., Zhejiang Geely Automobile Parts Purchasing Co., Ltd., Harbin Dongan Automotive Engine Manufacturing Co., Ltd., Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. and Tianjin FAW Xiali Automobile Co., Ltd. We are increasing exports of our products to the international market, which we believe will further enhance our brand and reputation as a provider of high quality automotive electrical parts.

Our manufacturing facilities are located in Jinzhou, China.

Our Industry

In China, the total output of automobiles reached 8.9 million in 2007, representing a 22.0% increase over 2006 according to China Association of Automobile Manufacturers, making China among the fastest growing automotive markets in the world.

The rapid growth of China’s overall auto industry has precipitated commensurate growth in China’s auto parts industry. The auto parts industry recorded sales of approximately $17.1 billion in first 11 months of 2007, up more than 35% from 2006. According to the China Association of Automobile Manufacturers, total sales of auto parts are expected to reach approximately $150 billion by 2010. Expected continued growth in the auto parts market is largely due to the projected general growth of the auto industry in China, increased private car ownership in China and increased sourcing from China of low cost components by international auto manufacturers.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and to capitalize on growth of the automotive parts market:

•
Leading Market Position. In 2006, we ranked second in sales revenue in China in the market for automobile alternators and starters. Our market share increased to 14.6% in 2007 from 13.9% in 2006. We believe our brand and our products are well recognized and respected in the automotive industry in China.

•
Established Supply Chain Network. We purchase the majority of raw materials and components used in our products through an extensive network of low-cost suppliers, primarily located within close proximity to our manufacturing facilities. We have long-term relationships with many of our suppliers. Our established supplier network allows us to shorten our product lead-times, closely monitor product quality, enjoy sourcing stability and maintain a competitive cost structure.

•
Proprietary Manufacturing Processes. Over the years, we have invested substantial time and resources in developing customized assembly lines and equipment to enhance our production capabilities. Our proprietary manufacturing processes and customized equipment provide the flexibility needed to increase efficiency, achieve shorter lead-times to market for new products, increase quality assurance, improve manufacturing through-put, reduce equipment downtime and material wastage, increase on-time shipping performance and provide greater cost-competitiveness.

•
Efficient Cost Structure. We have created a flexible and responsive infrastructure, which allows us to efficiently manufacture and deliver high-quality products with a short delivery time. We believe that our proprietary manufacturing processes and established supply chain network provide additional cost advantages that are difficult for others to replicate.

•
Strong Long-Term Customer Base. We have qualified as a provider of automotive components to many leading automobile industry players in China. Given the high switching costs and rigorous qualification processes of our target customers, we believe many of our customers have come to rely on us as a primary supplier of certain key automotive components based on our proven ability to meet their growing demand and quality standards.

Our Strategy

We believe that our strong competitive position, our ability to meet customer qualification requirements and our in-house research and development capabilities will enable us to benefit from the anticipated growth in China’s automotive market. We are committed to enhancing our sales, profitability and cash flows through the following strategies:

•
Vertical Integration. We intend to continue to vertically integrate our business through acquisitions of businesses that can supply us with raw materials and components and by developing in-house capabilities for key raw materials and components of our products. We believe increasing vertical integration will allow us to reduce costs, maintain or improve margins and solidify our competitive position. We have taken initial steps to increase our vertical integration by acquiring Jingzhou Wanyou in April 2007 and an interest in Jingzhou Hanhou Electrical System Co. Ltd., in January 2008.

•
Expand Our Sales into Select International Markets. We plan to leverage our product offerings, brand recognition and current relationships with global engine and automotive manufacturers in order to expand our product sales into select international markets. We intend to expand our presence in both the global original equipment manufacturing, or OEM, sourcing market and the secondary automotive parts market.

•	Increase Production Capacity. Our production capacity increased to 4.0 million units in 2007 from 3.2 million units in 2006.

•
Strengthen Our Research and Development Capabilities. We plan to invest in personnel, technology and equipment to further improve our research and development capabilities. We expect that this investment will contribute to our ability to further control our production costs and develop new high quality products with higher output power, smaller size, lower weight, longer useful life and greater resilience in harsh operating environments.

•
Develop New Products.  Utilizing our in-house research and development capabilities, we hope to continue new product development while leveraging our strong customer relationships as a means of cross-selling our new products. We also plan to apply our existing technical and manufacturing expertise to develop innovative new products.

•
Continued Focus on Low-Emission Vehicles. We have a history of supplying alternators and starters to the low-emission vehicle market in China, which is expected to enjoy generally higher growth rates than the overall automobile market due to high fuel prices, tax incentives and other government benefits. We plan to continue this focus due to the attractive characteristics of this market.

Our Challenges

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and production capacity sufficiently to meet our customers’ demands;

•	any inability to effectively manage rapid growth and accurately project market demand for our products;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with international expansion;

•	any loss of key members of our senior management; and

•	unexpected changes to China’s political or economic situation or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this report before investing in our common stock.

Corporate Information

We were incorporated in June 2000 in the State of Nevada. On June 22, 2006, we acquired Wonder Auto Limited, a British Virgin Islands, or BVI, company, in a reverse acquisition transaction. We conduct our operations in China through our three PRC subsidiaries: (1) Jinzhou Halla Electrical Equipment Co., Ltd., or Jinzhou Halla, (2) Jinzhou Dongwoo Precision Co., Ltd., or Jinzhou Dongwoo, and (3) Jinzhou Wanyou Mechanical Parts Co., Ltd., or Jinzhou Wanyou.

The following chart reflects our organizational structure as of the date of this Annual Report.

(1)	Holding company with no active business operations.

(2)
We acquired a 50.0% ownership interest in Jinzhou Dongwoo in August 2006, which until November 17, 2006 was accounted for under the equity method. On November 18, 2006, we acquired control of Jinzhou Dongwoo’s board of directors and it has been our consolidated subsidiary since that date.

(3)
In connection with its organization in September 2006, we held a 20.4% ownership interest in Jinzhou Wanyou, which until April 2007 was accounted for under the equity method. Jinzhou Wanyou became our wholly-owned subsidiary after we acquired, through our intermediate holding companies, the remaining 79.6% of Jinzhou Wanyou from its other two shareholders under two separate agreements in April 2007.

Summary Consolidated Financial Information

The following table sets forth a summary of the financial data for Wonder Auto which became our wholly owned subsidiary on June 22, 2006 and is the holding company of our commercial operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues	$102,084	$72,150	$48,063
Operating expenses	7,992	5,003	4,128
Operating income	17,632	9,805	7,972
Income taxes	1,389	1,270	897
Net income	14,515	8,224	6,401
Earnings per share - basic and diluted *	0.60	0.40	0.37
Working capital	56,143	18,933	10,185
Current assets	99,260	56,127	38,467
Total assets	142,397	78,000	52,090
Current liabilities	43,117	37,194	28,282
Total liabilities	60,740	37,194	33,236
Total stockholders’ equity	78,442	38,227	18,854

*The per share data reflects the recapitalization of stockholders’ equity as if the reverse merger transaction occurred as of the beginning of the first period presented and has been adjusted for the 2.448719-for-1 forward stock split effected on July 26, 2006.

Our Addresses

The address of WATG’s principal executive office in China is No. 16 Yulu Street, Taihe District, Jinzhou City, Liaoning, People’s Republic of China, 121013 and our telephone number is (86) 0416-2661186. We maintain a website at www.watg.cn that contains information about us, but that information is not a part of this Annual Report.

Item 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

If we fail to effectively expand our operations and capacity to satisfy demand for our products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address growth in demand for our alternator and starter products. We are currently in the process of constructing new production lines which began full production in December 2007, resulting in total production capacity for alternators and starters of approximately 2.2 million and 1.8 millionunits, respectively. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

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

Based primarily on our projected increases in our sales volume and growth in the size of the automotive market in China, we plan to increase our annual manufacturing capacity to meet an expected increase in demand for our products. If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations.

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

We believe that our current cash and cash flow from operations and the proceeds raised from the sale of our stock to the selling stockholders in December 2007 will be sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $48.1 million in 2005 to $102.1 million in 2007. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. Within the past two years, we acquired controlling interests in two complementary businesses, Jinzhou Dongwoo and Jinzhou Wanyou, which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

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

We currently sell most of our products in China. Our overseas sales accounted for 1.4% ,4.8% and 9.6% of our total sales in 2005, 2006 and 2007, respectively. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

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

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold 18 PRC utility patents that relate to various product configurations and product components and have 32 pending PRC patent applications. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

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

Wonder Auto Group Limited, a Hong Kong company controlled by Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, has registered the “ ” trademark in Hong Kong. Jinzhou Wonder Auto Suspension System Co., Ltd. Has registered the trademarks “ ” and “ ” in China. An independent third party entity has registered the “Halla” trademark in China. We currently do not sell any products or services using the marks similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. Or “Halla” trademarks. We have entered into an agreement with Jinzhou Wonder Auto Suspension System Co., Ltd. Under this agreement, Jinzhou Wonder Auto Suspension System Co., Ltd. Has agreed not to bring any legal action against us for using the mark “ ” in China. However, we cannot assure you that this agreement will be enforced or that no action will be brought against us based on our use of “ ”.

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

These factors could effectively prevent us from pursuing some or all of our business objectives and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our sales revenue historically has been derived from a limited number of customers. Five customers—Beijing Hyundai Motor Company, Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. Ltd., Harbin Dongan Automotive Engine Manufacturing Co. Ltd., Tianjin FAW Xiali Automotive Co., Ltd. And Shenyang Xinguang Huachen Automotive Engine Co., Ltd.—accounted for approximately 55.8% of our sales in 2006 and 60% in 2007.Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

If we cannot obtain sufficient raw materials and components at a reasonable cost, our ability to produce and market our products, and thus our business, could suffer.

We purchase raw materials and component parts for our products from various suppliers located primarily in Asia, most of which are located in China and a few of which are located in South Korea. The raw materials and component parts that we use are mainly divided into four categories: metal parts, semiconductors, chemicals and packaging materials. The majority of our raw materials and components are purchased from suppliers in China, including Jinzhou Dongwoo, a company in which we hold a 50% equity interest and control the board of directors, Jinzhou Hanhua Electrical Systems Co., Ltd., Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Yingkou Die-Casting Products Co., Ltd. And foreign manufacturers based in South Korea, such as SW-Tech Corporation. Purchases from our five largest raw materials and component parts suppliers accounted for approximately 62.56% in 2007. We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operating results of operations could be negatively affected. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The prices of raw materials and components needed for our products could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

If our customers and/or the ultimate consumers of the vehicles that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are used primarily in small engine passenger vehicles. Significant property damage, personal injuries and even death can result from malfunctioning vehicles. If our products are not properly designed, built or installed or if people are injured because of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We have maintained product liability insurance only for products manufactured by Jinzhou Wanyou, which are sold in the United States and Canada. Negative publicity from such claims may also damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and, in turn, the value of our common stock.

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

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, is the beneficial owner of approximately 20.8% of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Mr. Qingjie Zhao’s association with other businesses could impede his ability to devote ample time to our business and could pose conflicts of interest.

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, is the beneficial owner of 20.8% of our common stock, serves as an executive director and is a 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director and is an 11.0% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., a company listed on the Hong Kong Growth Enterprise Market, which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

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

Foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, are subject to an EIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax. Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

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

In addition, Jinzhou Halla and Jinzhou Dongwoo, being FIEs, were entitled to two other special tax concessions. First, an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) can be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Second, an amount equivalent to 50.0% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized, can be carried forward for five years.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under the current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009.   We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all but two of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

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

The recent PRC Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors also governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a business combination transaction that is acceptable to our stockholders or sufficiently protect their interests in a business combination transaction.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2006 and December 31, 2007, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $1.02 and $11.21. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the automotive parts or automotive industry;

•	customer demand for our products;

•	investor perceptions of the automotive parts and automotive industries in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

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

All of our executive officers and directors and certain of our stockholders have agreed not to sell shares of our common stock prior to the date that is the earlier of (i) the date of the effectiveness of the registration statement or (ii) the date that is 90 days after the closing of this offering. Shares of common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act (“Rule 144”), as amended. A substantial number of shares of our common stock held by our current stockholders are freely tradable. If the holders of these freely tradeable shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

In addition to the land use rights, we also have ownership of eleven other properties. Two properties are located at No. 16 Yulu Street, two properties are located at Fuzhou Street, Taihe District of Jinzhou and the remaining seven are residential properties located at Huianli Guta District of Jinzhou. We have placed mortgages on the land and the four properties located at No. 16 Yulu Street and Fuzhou Street to secure certain bank loan from China Bank Jinzhou Branch for an amount up to RMB 50 million (approximately $6.25 million).

We also lease 169 square meters of office space at Wangjing Tower, No. 9 Zhong Huan Nan Lu, Wangjing, Chaoyang District, Beijing where our Beijing Representative Office is located. The lease has a 2-year term which runs from November 15, 2005 to January 31, 2008. The monthly rent is RMB 17,000.

We currently have established four alternator assembly lines and four starter assembly lines. The total annual production capacity of these production lines is approximately 2.2 million units of alternators and 1.8 million units of starters, assuming two work shifts per day with eight hours each.

We currently work in two work shifts of eight hours, each to maximize the capabilities of our assembly lines. For each year from 2005 to 2007, the utilization rates of our alternator production lines were approximately 85%, 109% and 108%, respectively, while those of the starter production lines were approximately 140%, 74% and 86% respectively.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We plan to utilize a portion of the $22.7 million that we raised in our private placement that closed in December 2007 to construct additional production lines to expand our production capacity for alternators and starters.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “WATG.”

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

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$6.70	$5.12
2nd Quarter	7.43	6.57
3rd Quarter	7.31	5.65
4th Quarter	10.16	7.61

Year Ended December 31, 2006
1st Quarter	$1.40	$1.20
2nd Quarter	2.65	1.25
3rd Quarter	4.80	3.00
4th Quarter	5.20	3.44

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

On December 31, 2007, there were approximately 296 stockholders of record of our common stock.

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

The selected consolidated statement of income data for the years ended December 31, 2005, 2006 and 2007 and the selected balance sheet data as of December 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data for the year ended December 31, 2003 is derived from our audited consolidated financial statements not included in this Report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(dollars in thousands)

	Year Ended December 31,
	(in thousands)
	2003	2004	2005	2006	2007
Statement of Operations Data:
Sales revenue:	$39,791	$42,266	$48,063	$72,150	$102,084
Cost of sales	(31,193)	(32,420)	(35,963)	(57,342)	(76,460)
Gross profit	8,598	9,846	12,100	14,808	25,624
Expenses:
Administrative expenses	593	892	1,155	1,918	3,565
Research and development costs (1)	—	—	824	948	1,136
Selling expenses	1,523	1,513	2,148	2,138	3,291

Total expenses	2,278	3,059	4,128	5,003	7,992

Income before income taxes	5,883	6,306	7,298	9,596	17,041
Income taxes	(665	(718)	(897)	(1,270)	(1,389)
Net income	5,218	5,587	6,401	8,224	14,515

Earnings per share—basic and diluted (3)	$0.30	$0.32	$0.37	$0.40	$0.60

Weighted average number of shares outstanding – basic and diluted	17,227	17,227	17,227	20,787	24,141

Cash dividend declared per common share	—	—	—	—	-

Cash Flows Data:
Net cash flows provided by (used in) operating activities	$(2,481)	$7,239	$11,439	$1,389	$12,171
Net cash flows used in investing activities	(1,300)	(3,472)	(5,063)	(7,137)	(28,302)
Net cash flows provided by (used in) financing activities	4,947	(4,161)	(3,988)	9,226	32,968

	December 31,
	(in thousands)
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$2,223	$1,830	$4,369	$8,204	$26,103
Working capital	6,297	5,345	10,185	18,933	56,143
Total assets	37,643	36,975	52,090	78,000	142,397
Total current liabilities	20,824	19,262	28,282	37,194	43,117
Long term liability	—	—	4,955	—	17,622
Total liabilities	20,824	19,262	33,236	37,194	60,739
Total stockholders’ equity	16,819	17,713	18,854	38,227	78,442

(1)	Research and development costs were listed as a new line item under operating expenses for the first time in our financial statements for the quarter ended March 31, 2007.

(2)
Amortization and depreciation was included in administrative expenses and selling expenses in the financial statements for the interim period ended June 30, 2007. Other operating expenses and provision (recovery) for doubtful debt were included in administrative expenses in the financial statements for the interim period ended June 30, 2007.

(3)
The per share data reflects the recapitalization of stockholders’ equity as if the reverse acquisition of Wonder Auto Limited occurred as of the beginning of the first period presented and has been adjusted for the 2.448719-for-1 forward stock split effected on July 26, 2006.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou, are primarily engaged in designing, developing, manufacturing and selling automotive electrical parts in China, specifically alternators and starters. We have been producing alternators and starters in China since 1997. In 2006, we ranked second in sales revenue in China in the market for automobile alternators and starters. Our market share increased to14.6% in 2007 from 13.9% in 2006. We believe our brand and our products are well recognized and respected in the automotive industry in China.

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

We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China, and we are increasingly exporting our products to the international market. Our primary focus during 2006 and 2007 has been to increase sales of our alternator and starter products. We have experienced significant growth in sales revenue resulting primarily from increasing demand for our products, larger orders from our key customers, and expansion of our production capacity. We are also increasing exports to international markets.

To capitalize on the increased demand for our products, we have undertaken significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2006 to expand and enhance our manufacturing capabilities. In 2006 and early 2007, we also made two strategic acquisitions of suppliers, Jinzhou Dongwoo and Jinzhou Wanyou, which reduced our cost of raw materials and components. In addition, a large portion of Jinzhou Wanyou’s products are sold to third parties which has helped expand our customer base and product offerings.

As of December 31, 2007, we had 513 employees working at our four alternator assembly lines and four starter assembly lines. The total annual production capacity of these production lines is approximately 2.2 million units of alternators and 1.8 million units of starters. Our assembly lines operate on two eight-hour shifts per day over a five-day work week. Full utilization of our assembly lines is defined on this basis, and overtime production may result in utilization rates exceeding 100%. The utilization rates of our alternator production lines in 2005, 2006 and 2007 were approximately 85%, 109% and 108%,respectively, while those of the starter production lines were approximately 140%, 74% and 86%, respectively.

In April 2007, we expanded our product mix by acquiring Jinzhou Wanyou, a manufacturer of shock absorber rods, vibration dampers and rotary axles for automotive alternators and starters. We expect our revenue to continue to grow in future periods as a result of contributions by Jinzhou Wanyou, expected growth in China’s auto parts industry, the increased demand for small engine automobiles, a friendly regulatory environment and our plans to increase the level of our exports.

On January 1, 2008, we acquired 50% of Jinzhou Hanhua Electrical System Co., Ltd., a manufacturer of armature for automotive starters. The acquisition of Hanhua will further boost our competitive strength.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Growth of China’s automobile industry. China is now the second largest auto market in the world. According to the China Association of Automobile Manufacturers, the output of automobiles in China in 2007 reached 8.9 million units, including 6.4 million passenger cars, representing a 22.0% increase over 2006. We believe that the significant level of automobile ownership in China and the increasing number of automobile sales will increase the size of the automotive aftermarket, the need for replacement parts and the overall demand for our products.

Fluctuations in raw material and components costs. Our operations require substantial amounts of a variety of raw materials and components. Some raw materials and components, especially copper wire, have been susceptible to fluctuations in price and availability. Significant increases in the prices of our raw materials and components have a direct and negative impact on our gross margin. We attempt to offset disadvantageous price fluctuations in raw materials and components by sourcing large quantities to achieve economies of scale, by reducing the consumption of raw material per unit and component per unit through research and development and by focusing on suppliers within close proximity to our facilities. We have also acquired a 50.0% ownership interest in Jinzhou Dongwoo, one of our primary suppliers, to reduce our raw material and component costs. Ultimately, we may be required to raise finished product prices in order to recover higher raw material and component costs and maintain our profit margin.

PRC regulations promoting the use of domestically manufactured auto parts and components.  Effective on July 1, 2006, the National Development and Reform Commission, the PRC Ministry of Finance and the Ministry of Commerce adopted a regulation encouraging automakers to use parts manufactured by local Chinese auto parts manufacturers. This regulation imposes on automakers a tariff of up to 25% if more than 60% of the price of the components and parts of an automobile manufactured in China are imported. We believe that this regulation will continue to have a positive impact on the sales of our products.

Increase in exports.  We plan to expand sales of our products to foreign markets. In 2007, our sales to foreign customers reached $9.7 million, or approximately 9.6% of our total sales, with the majority of our foreign sales being made to customers in South Korea, Turkey and the United States. Our acquisition of Jinzhou Wanyou contributed to increased exports of our products. In 2007, Jinzhou Wanyou’s total sales to foreign markets were approximately $4.8 million, accounting for approximately 57.5% of its total sales.

Expansion of our production capacity. Expansion of our production capacity is needed to satisfy increased demand for our products. Our utilization rate for our alternator and starter production lines in 2007 was approximately 108% and 86%, respectively. In order to increase our production capacity, we must make capital investments that improve the efficiency and capacity of our manufacturing facilities and equipment. We may need to build additional production lines to satisfy the projected demand for our products.

Taxation

United States

Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder Auto Limited was incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

FIEs established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, are subject to an EIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter.

Our subsidiaries Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou are subject to PRC EIT at a rate of 27.0% of assessable profits, consisting of a 24.0% national tax and a 3.0% local tax. As approved by the relevant PRC tax authority, Jinzhou Halla and Jinzhou Dongwoo were entitled to a two-year exemption from EIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year. The tax holiday of Jinzhou Halla commenced in 2001, and Jinzhou Halla was subject to a tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, as an FIE, is engaged in an advanced technology industry and has been approved to enjoy a further 50.0% tax exemption for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in 2004. Jinzhou Dongwoo was subject to a tax rate of 13.5% for 2006, 13.5% for 2007 and is expected to be subject to a tax rate of 13.5% for 2008. Finally, Jinzhou Wanyou, is entitled to a two-year EIT exemption for 2007 and 2008 and will receive a 50.0% EIT reduction for 2009, 2010 and 2011, assuming that Jinzhou Wanyou is profitable for each of these years.

In addition, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou, being FIEs, were entitled to a special tax concession which allows an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s EIT over the prior year’s EIT. Jinzhou Hall and Jinzhou Dongwoo also were entitled to another special tax concession, an amount equivalent to 50.0% of the current year’s domestic development expenses can be used as an offset against EIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which took effect on January 1, 2008. Under the new EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term "de facto management bodies." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises established prior to March 16, 2007 to be set out in more detailed implementing rules in the future. Any increase in our effective tax rate as a result of the above rules may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Sales revenue	$48,063	$72,150	$102,084
Cost of sales	35,963	57,342	76,460
Gross profit	12,100	14,808	25,624
Expenses
Administrative expenses	1,155	1,918	3,565
Research and development costs	824	948	1,136
Selling expenses	2,148	2,138	3,291
Total expenses	4,128	5,003	7,992
Other income	137	357	287
Government grants	1,497	-	-
Financial cost	839	1,034	2,521
Income before income taxes	7,298	9,596	17,041
Income taxes	897	1,270	1,389
Minority interests	-	102	1,137
Net income	6,401	8,224	14,515
As a Percentage of Sales Revenue
Sales revenue	100%	100%	100%
Cost of sales	74.8%	79.5%	74.9%
Gross profit	25.2%	20.5%	25.1%
Expenses
Administrative expenses	2.4%	2.7%	3.5%
Research and development costs	1.7%	1.3%	1.1%
Selling expenses	4.5%	3.0%	3.2%
Total expenses	8.6%	6.9%	7.8%
Income before income taxes	15.2%	13.3%	16.7%
Income taxes	1.9%	1.8%	1.4%
Minority interests	-	0.1%	1.1%

Net income	13.3%	11.4%	14.2%

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Components of Sales Revenue
Total sales revenue	$48,063	$72,150	$102,084
Revenue by product or product line
Alternator	30,118	45,216	59,790
Starter	17,945	26,934	35,014
Rods and Shafts	-	-	7,280

Comparison of 2007 and 2006

Sales Revenue. Sales revenue increased $29.9 million, or 41.5%, to $102.1 million in 2007 from $72.2 million in 2006. This increase was primarily attributable to increased market demand for our products in the small and medium-size engine passenger car market in China, spurred in part by government incentives, our expanded production capacity and increased sales to our existing customers. The robust growth in export sales also contributed to the revenue increase. Export sales accounted for 9.6% of the total sale in 2007, compared to 4.8% in 2006.

Cost of Sales. Our cost of sales increased $19.1 million to $76.5 million in 2007 from $57.3 million in 2006. As a percentage of sales revenue, the cost of sales decreased to 74.9% in 2007 from 79.5% in 2006. The increase in our cost of sales was a result of substantial increase in sales volume. However, the cost of sales decreased as a percentage of sales revenue because the Company adopted more efficient technology to decrease raw material consumption per unit product and that the large-scale production brought down production cost and cost of labor used per unit product.

Gross Profit. Our gross profit increased $10.8 million to $25.6 million in 2007 from $14.8 million in 2006. Gross profit as a percentage of sales revenue was 25.1% in 2007, as compared to 20.5% in 2006. The increase in our gross profit as a percentage of revenue increased as a result of reduction of costs and raw material consumption per unit of production as a result of our research and development efforts. We have also increasingly focused our sales efforts on customers that place larger orders, which results in increased economies of scale in raw materials purchases.

Administrative Expenses. Our administrative expenses increased $ 1.7 million, or 85.9%, to $3.6 million in 2007 from $1.9 million in 2006. As a percentage of sales revenue, administrative expenses increased to 3.5% in 2007 from 2.7% in 2006. The increase was primarily attributable to expenses incurred in our financing activities in the United States, increased audit expenses, increased independent director expense, as well as increased expenses to improve internal control to comply with Sarbanes-Oxley Act.

Research and development costs.Our research and development costs, listed as a new line item under operating expenses starting from the first quarter of 2007, consists of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $188,295, or 19.9%, to $1.1million in 2007 from $947,702 in 2006. Such increase primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

Selling Expenses. Our selling expenses increased to $3.3 million in 2007 from $2.1 million in 2006. As a percentage of sales revenue, our selling expenses increased to 3.2% in 2007 from 3.0% in 2006. This percentage increase was primarily attributable to increased after-sale service expenses, greater number of sales personnel and the resulting salary increase, as well as the rising transportation costs.

Total Expenses. Our total expenses increased $3.0 million to $8.0 million in 2007 from $5.0 million in 2006. As a percentage of sales revenue, our total expenses increased to 7.8% in 2007 from 6.9% in 2006. This percentage increase was primarily attributable to increases in our administrative expenses, selling expenses and research and development costs.

Income Before Income Taxes. Income from operations before taxes increased $ 7.4 million, or 77.6%, to $ 17.0 million in 2007 from $9.6 million in 2006. Income from operations before income taxes as a percentage of revenue increased to 16.7% in 2007 from 13.3% in 2006.

Net Income. Net income increased $6.3 million, or 76.5%, to $14.5 million in 2007 from $8.2 million in 2006.

Comparison of 2006 and 2005

Sales Revenue. Sales revenue increased $24.1 million, or 50.1%, to $72.2 million in 2006 from $48.1 million in 2005. This increase was mainly attributable to increased market demand for our products in the small and medium-size engine passenger car market in China spurred in part by government incentives, our expanded production capacity and increased sales to our existing customers.

Cost of Sales. Our cost of sales increased $21.4 million to $57.3 million in 2006 from $36.0 million in 2005. This increase is attributable to the rise in our cost of raw materials and components and the increase in total sales. As a percentage of sales revenue, the cost of sales increased to 79.5% in 2006 from 74.8% in 2005, primarily as a result of the increase in raw materials costs. The price of raw materials and components rose by 8.9% in 2006, which contributed to an increase of 59.5% in the overall cost of sales despite our relatively stable labor and manufacturing costs.

Gross Profit. As a result of the factors above, our gross profit increased $2.7 million to $14.8 million in 2006 from $12.1 million in 2005. Gross profit as a percentage of sales revenue was 20.5% in 2006, as compared to 25.2% in 2005.

Administrative Expenses. Our administrative expenses increased $762,439, or 66.0%, to $1.9 million in 2006 from $1.2 million in 2005. The increase was primarily attributable to expenses incurred in our financing activities in the United States, as well as increased audit expenses. As a percentage of sales revenue, administrative expenses increased to 2.7% in 2006 from 2.4% in 2005. This percentage decrease is primarily a function of our sales revenue increasing faster than our administrative expenses.

Selling Expenses. Our selling expenses remained steady at $2.1 million in 2005 and 2006. As a percentage of sales revenue, our selling expenses decreased to 3.0% in 2006 from 4.5% in 2005. This percentage decrease was primarily attributable to our utilization of more efficient controls, which stabilized our selling expenses, improved the quality of our products and resulted in less expenses related to repairs and replacements.

Total Expenses.Our total expenses increased $875,384 to $5.0 million in 2006 from $4.1 million in 2005. As a percentage of sales revenue, our total expenses decreased to 6.9% in 2006 from 8.6% in 2005. This percentage decrease was primarily attributable to a decrease in our selling expenses.

Income Before Income Taxes. Income from operations before taxes increased $2.3 million, or 31.5%, to $9.6 million in 2006 from $7.3 million in 2005. Income from operations before income taxes as a percentage of revenue decreased to 13.3% in 2006 from 15.2% in 2005.

Net Income. Net income increased $1.8 million, or 28.5%, to $8.2 million in 2006 from $6.4 million in 2005.

Allowance for Doubtful Debts

Our trade receivables were $38.1million as of December 31, 2007, an increase of $13.4 million, or 54.4%, from $24.7 million as of December 31, 2006. Our allowance for doubtful accounts totaled $37,071 as of December 31, 2007, a 15.3% increase from $32,150 as of December 31, 2006.

The increase of our trade receivables was mainly due to the increase in our sales revenue. Our policy is to generally account a trade receivable as a doubtful account only if it remains uncollected for more than one year. Our allowance for doubtful debts accounts for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationships with us and good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products which we manufacture and sell, specifically alternators, starters, rods and shafts. Our alternator product line offerings are available in five series based on different sizes and output rates and come in over 150 models. Our starter product line offerings primarily consist of planetary type starters which are small and lightweight and come in over 70 models based on their size and power output. We started manufacturing shock absorbers in 2007 and targeted primarily to the international market outside China.

In 2007, our sales revenue from our alternator product line was $59.8 million, our sales revenue from our starter product line was $35.0 million and our sales from our rods and shafts product line was $7.3 million. Our starter product line has historically provided a higher profit margin than our alternator product line. We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources. Among the three principal products, shock absorber production enjoyed the fastest growth rate and the highest gross profit rate, reaching approximately 25-28%.

Additional information regarding our alternator, starter and rods and shafts product lines can be found at Note 22 in our audited consolidated financial statements contained elsewhere in this statement.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $26.1million and restricted cash of $8.6 million. The following table provides detailed information about our net cash flow for all financial statements periods for 2005, 2006 and 2007.

Statement of Cash Flow

(dollars in thousands)

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Net cash provided by operating activities	$11,439	$1,389	$12,170
Net cash used in investing activities	(5,063)	(7,137)	(28,302)
Net cash (used in) provided by financing activities	(3,988)	9,226	32,968
Effect of foreign currency translation on cash and cash equivalents	151	357	1,063
Net cash flow	2,539	3,835	17,899

Operating Activities

Net cash provided by operating activities was $12.2 million in 2007, as compared to $1.4 million net cash provided by operating activities in 2006. The increase was greatly due to increases in net income, accounts payable and inventories, but was partially offset by higher trade receivables and bill receivables.

Net cash provided by operating activities during 2006 totaled $1.4 million, as compared to $11.4 million during 2005. The decrease was mainly due to higher accounts receivable and increased expenses related to servicing our higher sales volume in the 2006 fiscal year.

Investing Activities

Our main uses of cash for investing activities are for the acquisition of property, plant and equipment and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities in 2007 was $28.3 million, as compared to $7.1 in 2006. The increase of net cash used in investing activities was mainly attributable to the purchase of property, plant and equipment for $8 million, the acquisition of Jinzhou Wanyou for $14 million and the increase of restricted cash to $8.6 million.

Net cash used in investing activities in 2006 was $7.1 million, as compared to $5.1 million in 2005. The increase was due to investments in fixed assets, the acquisition of Jinzhou Dongwoo for $5.8 million and an investment of $500,000 for a 20.4% in interest in Jinzhou Wanyou in 2006.

Financing Activities

Net cash provided by financing activities in 2007 totaled $33.0 million as compared to $9.2 million provided by financing activities in 2006. The increase in net cash is attributable to the receipt of $22.7 million through the issuance of stock in a private placement completed in December 2007, and the increase of $11.3 million net proceeds from bank loans.

Our debt to equity ratio was 35.6% as of December 31, 2007. We plan to maintain our debt to equity ratio below 50%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of the Renminbi against the U.S. dollar.

Net cash provided by financing activities in 2006 totaled $9.2 million as compared to $4.0 million used in financing activities in 2005. The increase in net cash is attributable to the receipt of $10.1 million through the issuance of stock in a private placement completed in June 2006, net of offering expenses, and $876,985 from bank loans net of repayments which more than offset a $1.7 million dividend payment by Jinzhou Halla to its stockholders, Man Do and Wonder Auto Limited.

In December 2007, Wonder Auto Limited completed a private placement of its common shares to certain accredited investors for $25.9 million in gross proceeds, resulting in $22.7 million in net proceeds after payment of $3.2 million in offering expenses. We used approximately $6.5 million of the net proceeds to purchase research and development equipment, approximately $15.0 million to build new production lines, and the remaining as working capital.

As of  December 31, 2007, the maturities for our bank loans are as follows.

All amounts, other than percentages in millions of U.S. dollars

In millions of U.S. dollars

Banks	Amounts	Beginning	Ending	Duration
China Construction Bank	2.7	October 29,2007	October 28,2008	1 year
China Construction Bank	2.7	August 3, 2007	August 2, 2008	1 year
Bank of China	4.1	September 9,2007	March 28,2008	6 months
Bank of China	0.7	September 23, 2007	September 24, 2008	1 year
China construction Bank	5.5	April 12, 2007	April 11,2009	2 years
DEG	12.2	February 12, 2007	October 15, 2013	7 years
Total	27.9

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2007:

All amounts in thousands of U.S. dollars

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	27,905	10,283	9,530	5,395	2,697
Capital commitment	1,433	1,433	-	-	-
Operating lease obligations	8	8	-	-	-
Purchase obligations	-	-	-	-	-
Total	$29,346	$11,724	9,530	5,395	2,697

Make Good Escrow Agreement

In connection with the private placement, Wonder’s two stockholders, Choice Inspire Limited (“CIL”) and Empower Century Limited (“ECL”) entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, CIL and ECL agreed to certain “make good” provisions. In the escrow agreement, Wonder established minimum net income thresholds of $8,140,000 for the fiscal year ended December 31, 2006 and $12,713,760 for the fiscal year ended December 31, 2007. CIL and ECL deposited a total of 3,300,000 shares (as adjusted for Forward Stock Split on July 26, 2006 of the Company’s common stock) into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver the first tranche of 1,650,000 shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second tranche of 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrowed shares.

Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to CIL and ECL and treated as an expense equal to the amount of the market value of the shares as of the date of release. If the shares are forfeited or cancelled and not released to either the investors or CIL and ECL, however, then no expense is taken.

Wonder achieved its net income thresholds for both 2006 and 2007. On February 8, 2007 and February 2, 2008, stockholders of CIL and ECL resolved to surrender the right of entitlement to the first tranche and second tranche of 1,650,000 shares, respectively, totaling 3,300,000 shares, to Xiangdong Gao. On those two respective dates, two separate agreements were signed between CIL, ECL and Xiangdong Gao whereby both CIL and ECL agreed to give the right of the entitlement to the aforementioned escrowed shares to Xiangdong Gao as a gift (that is for no consideration). Mr. Gao is the owner of 26.91% of CIL’s outstanding capital stock and Wonder’s CEO, Mr. Qingjie Zhao, is the owner of the remaining 73.09% of CIL’s outstanding capital stock. Except for his beneficial ownership of Company securities and his interest in CIL, Mr. Gao does not have any affiliation or other relationship with the Company or any affiliate of the Company, including Mr. Zhao. Since the escrowed shares were forfeited through the gift to Mr. Gao and neither released to the investors nor released to either CIL or ECL, the Company did not recognize any expense in accordance with SAB 79.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Allowance for doubtful accounts. We establish an allowance for doubtful accounts based on our assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. Among other things, we consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, we have established a general provisioning policy for an allowance equivalent to 100.0% of the gross amount of trade receivables due over one year. Additional specific provision is made against trade receivables aged less than one year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. We extend unsecured credit to customers ranging from three to six months in the normal course of business. We do not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from our estimated allowance, and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment, and we consider the aforementioned general provisioning policy to be adequate and not too excessive and do not expect to change this established policy in the near future.

•
Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts and orders in hand.

In addition, we estimate net realizable value based on intended use, current market value and inventory aging analyses. We write down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general 50.0% provision for inventories aged over one year.

Historically, the actual net realizable value has been close to our estimates.

•
Property, plant and equipment. Our property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the estimated useful life of an asset. The principal depreciation rates are as follows:

	Annual rate	Residual value
Buildings	3 - 4.5%	10%
Plant and machinery	9%	10%
Motor vehicles	9 - 18%	10%
Furniture, fixtures and equipment	15%	10%
Tools and equipment	15 - 18%	0 -10%
Leasehold improvements	20%	0%

Construction in progress mainly represents expenditures in respect of our new offices and factories under construction. All direct costs relating to the acquisition or construction of our new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

•
Revenue recognition. Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

•
Warranty. It is our policy to provide after sales support by way of a warranty program. We provided warranties to certain customers with warranty periods ranging from two years or 50,000 kilometers to three years or 60,000 kilometers, whichever comes first.

Based on past experience, we have established a policy of making a general provision for warranty such that the closing balance of this provision equals 1.5% of the relevant sales for the year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurement(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the 2008 fiscal year. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.	Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since December 21 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.99%, and loans with a term of 6 to 12 months by 1.35%. The new interest rates are 6.57% and 7.47% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2007 would decrease net income before provision for income taxes by approximately $0.3 million for the year ended December 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

OUR BUSINESS

Overview

We are a holding company whose primary business operations are conducted through our subsidiary, Wonder Auto, and its subsidiary Halla. Wonder Auto is a China-based manufacturer of automotive electrical parts, specifically, starters and alternators. Wonder Auto’s business is focused on designing, developing, manufacturing and selling automotive electrical parts. Until our acquisition of Wonder Auto in June 2006, our operations were limited and our business strategy and ownership changed several times as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Corporate History.”

Our Corporate History

We were incorporated on June 8, 2000 in the State of Nevada as MGCC Investment Strategies Inc. On August 25, 2006, we amended our Articles of Incorporation and changed our name into Wonder Auto Technology, Inc. From inception until March 16, 2004, WATG’s primary business strategy was to provide corporate finance consulting and management advisory services to emerging companies. During this period, WATG had no sustained business operations.

On March 16, 2004, MyTop purchased 1,025,000 shares of the common stock of WATG existing shareholders thereby becoming the owner of approximately 96% of the issued and outstanding capital stock of WATG. After the stock acquisition, MyTop intended for WATG to engage in business of developing hi-tech product manufacturing and services including, digital precision machinery product, telecommunication products, and other hi-tech products and services through the acquisition of interests in one or more entities currently operating in these fields. MyTop entered into informal discussions with potential acquisition targets in China, but no agreements were reached.

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

In connection with the sale of common stock to HFI, Timothy P. Halter was elected as WATG’s Chairman of the Board, President, Chief Financial Officer and Secretary and WATG affected a 20-for-1 reverse stock split in February 2006.

From the date of HFI’s stock acquisition until the reverse acquisition of Wonder Auto on June 22, 2006, discussed in the next section, WATG engaged in no active operations.

Background and History of Wonder Auto and its Operating Subsidiaries

Wonder Auto was incorporated in British Virgin Islands in March 2004. Its wholly owned subsidiary Man Do Auto Technology Co. Ltd. Was incorporated under the law of British Virgin Islands in 2003. Neither Wonder Auto nor Man Do Auto Technology Co. Ltd. Has any active business operations other than their ownership of Halla, which is the primary company that manufactures our products. Halla was incorporated in March 1996 with a registered capital of $12 million. Over the years, Halla went through several ownership changes and is now 61% owned by Wonder Auto and 39% owned by Man Do Auto Technology Co. Ltd.

Acquisition of Wonder Auto and Related Financing

On June 22, 2006, Wonder Auto completed a private placement pursuant to which Wonder Auto issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were subsequently exchanged for 3,899,996 shares of the common stock of WATG in connection with the reverse acquisition transaction as discussed below.

In connection with the private placement, Wonder Auto’s two stockholders, Choice Inspire Limited and Empower Century Limited, entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, such stockholders agreed to certain “make good” provisions. In the escrow agreement, Wonder Auto Limited established minimum net income thresholds of $8,140,000 for the fiscal year ending December 31, 2006 and $12,713,760 for the fiscal year ending December 31, 2007. Choice Inspire Limited and Empower Century Limited deposited a total of 3,300,000 shares, to be equitably adjusted for stock splits, stock dividends and similar adjustments, of the common stock of WATG into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver 1,650,000 of such shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares.

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

Because WATG’s recent operations have been limited to the operations of Wonder Auto, the discussion below of our performance is based upon the audited financial statements of Wonder Auto for the years ended December 31, 2006, 2005 and 2004 included in this Report.

Our Products and Market Presence

We mainly engage in the design, development, manufacture and sale of automotive electrical parts, specifically, alternators and starters in the PRC through our wholly owned subsidiary, Halla. We primarily manufacture and sell two types of automotive electrical components: alternators and starters.

•
Alternators. An alternator is part of a car engine’s electrical system which is connected to the engine belt of a vehicle and converts mechanical energy into electricity to recharge the battery. The battery, in turn, provides power to all electrical devices in the vehicle, such as the radio, power steering, headlights and windshield wipers. We have developed, manufactured and sold five series of alternators, which are represented by different sizes and output rates, in over 150 models. Our alternators’ current electrical current flows range in size and output from 65A to 115A. Larger alternators, as determined by their diameters, have more electrical field coils and can produce stronger currents. Our alternators have dual integrated fans and built-in integrated circuit regulators. Our alternators are designed to produce high outputs while remaining small and lightweight. The size and weight parameters result in the improved cooling performance of integrated fans and higher output from the integrated circuit regulators.

•
Starters. A starter is part of a car engine’s starting system, along with the starter solenoid. At ignition, the starter solenoid is activated and provides power for the starter. The starter then spins the engine a few revolutions to begin the internal combustion process. The starters produced by our company are known as planetary type starters. These starters are small and lightweight due to their high speed motors combined with speed reduction systems. We produce five series of starters in terms of diameters (ø), namely ø70, ø74, ø76, ø81, ø90 and ø100, which produce between 0.85kW to 5.5kW of power.

The table below shows our main product lines:

Alternator	Diameter of Stator Power	114mm 65A	118mm 75A	128mm 85A	135mm 90A	142mm 115A

5 series with over 150 models

Starter	Diameter of Shell Power	Φ70 0.85KW	Φ74	Φ76	Φ81	Φ90	Φ100
5 series with over 70 models		0.9KW 1.2KW 1.4KW 3.2KW 2.5KW 5.0-5.5KW

Our products are suitable for use in various types of automobiles. The sales of alternators and starters for use in cars with displacement ranging from 1.6L to 2.5L, which accounted for approximately 72% of our total sales in 2007. In terms of the market for our products, the OEM market accounts for about 85%, the replacement market accounts for approximately 5% and export accounts for approximately 10%.

We strive to produce high quality products and have established a quality control system to ensure that we achieve this goal. We have obtained the ISO9002, QS9000, and TS 16949 certificates for our quality management system.

Our Industry

Overview of Global Auto Industry

According to statistics published by the PRC China Automotive Newspaper, global sales of automobiles in 2007 exceeded 40 million units. This 2007 sales figure represents approximately 9% average growth over 2006. Different regions recorded different growth rates in 2006 with the U.S. and Western European markets recording slight gains and the Mercosur countries, Central and Eastern Europe and the Asian markets showing strong growth. We believe that global competition from the emerging markets has put pressure on the mature auto markets and will shift automobile production to areas with lower production cost, such as China and other developing countries.

Overview of Chinese Auto Industry

In China, the total output of autos in China reached 8.9 million units in 2007, representing a 22.0 % increase over 2006 according to the according to China Association of Automobile Manufacturers. Based on the unit sales volume in 2006, China is the third largest automaker in the world, following the United States which produced approximately 16 million units, and Japan which produced approximately 11.5 million units during the same period. (Source: China Association of Automobile Manufacturers). We believe that the global automotive industry is focusing closely on China as nearly all global automobile manufacturers are now represented there.

We believe China’s auto industry will continue to grow. According to the research report published by Nomura Research Institute on April 10, 2006, the auto sales volume in China is expected to reach 10.08 million units in 2010. The sustained growth of the auto industry in China is mainly driven by the following factors:

•
GDP Per Capita of China has risen to the critical point for auto ownership. The PRC’s GDP per capita in 2005 was $1700, a 9.9% increase as compared to that in 2004, and is approaching the critical vehicle ownership level of $2,000. The GDP per capital in some more developed areas, such as Shanghai and Beijing, reached over $5000 in 2005 according to the National Bureau of Statistics of China. The rising GDP per capita indicates the increase of purchasing power, which, combined with a fall in automobile prices, will lead to a higher private automobile ownership.

•
Huge population but low saturation level in China. Despite the fact that private vehicle ownership has continually increased over the past 10 years, the average auto ownership in China is only 19 per 1000 inhabitants which is very low as compared to the world average of 125 per 1000 inhabitants according to a Deutsche Bank research study issued on January 6, 2006. (780 in US, 500 in EU, 568 in Japan, 588 in Germany, 313 in South Korea and 198 in Russian Federation in 2004) The PRC National Commerce Department predicted that the auto ownership in China will increase to 40 per 1000 inhabitants by 2010.

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

In 2005, the sales of auto parts in the OEM market and replacement market were about $46.72 billion and $12.76 billion, up 21.63% and 23.29% from the previous year, respectively. Since the number of China’s automobiles has reached 32 million by the end of 2005 and is expected to increase in the future, we believe the replacement market will become more and more important for auto parts manufacturers. Export of auto parts is also a dynamic part of the auto parts industry in China. The export sales of auto parts were about $9.29 billion in 2005, an increase of 61.28% over 2004. Currently, China is the fourth largest exporter of auto parts in the world, following Mexico, Canada and Japan. Although China’s auto parts export volume is still relatively small as compared to some developed markets, it has been growing at an annual rate of more than 60% between 2002 and 2005. (Source: CCID Consulting)

According to China Association of Social Economic System, the total sales of auto parts industry will reach $175 billion by 2010, representing a compounded annual growth rate of 20.54% between 2005 and 2010. We believe that China’s auto parts industry will maintain its high growth momentum due to several important factors. First, the growth of auto industry will lay a solid foundation for growth in the OEM auto parts industry. Second, the increased levels of car ownership by Chinese residents will also lead to the growth of the replacement part market. In addition, in order to achieve cost reduction, it is the growing tendency on the part of Chinese and international auto manufacturers to reduce cost by sourcing components directly from low cost manufacturing regions, such as China. Many view this development as prompting increased demand for the low cost and high quality products provided by Chinese leading automotive parts manufacturers. We believe that the regulatory measures recently adopted by the Chinese government will also contribute to the growth in demand for Chinese auto part products. The Measures for the Administration of Import of Automobile Components and Parts Featuring Complete Vehicles issued by the National Development and Reform Commission of the PRC Ministry of Finance and the Ministry of Commerce encourages automakers to use parts manufactured by local Chinese auto parts manufacturers. Pursuant to this regulation which becomes effective on July 1, 2006, the Chinese government will charge automakers a tariff up to 25% if more than 40% of the components and parts of an automobile are imported.

Our Intellectual Property

We currently have the following issued patents.

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

We have filed32 patent applications with the Patent Office of the State Intellectual Property Office of China which are pending approval.

We have registered the trademark for the logo with the Trademark office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our products. Our trademark expires in April 2010.

In 2004, we signed a licensing agreement with a well-known Japanese automotive component manufacturer pursuant to which the Japanese manufacturer granted us a license to use its patented technologies to manufacture and sell certain alternators and starters on a non-assignable and non-exclusive basis. The license agreement has a three-year effective term which expires in September 2007. We are under a contractual obligation to keep the identity of our Japanese licensor confidential. Both parties agreed to renew the licensing agreement in the near future.

Our Internal and Strategic Research and Development Efforts

Overview

We believe that the development of new products and production methodologies is critical to our success. We currently operate two research and development centers, each performing different research and development activities. Our first research and development center is located at our headquarters in Jinzhou, Liaoning Province of China. In June 2004, we set up a new center in Beijing, China. As of December 2007, we have 71 research and development personnel, ten of them are experts we hired from South Korea, 53 of them hold bachelor degrees from Chinese universities.

Through our research and development centers, we are able to accommodate joint development programs with our OEM customers. As a result, we are often invited by our customers to jointly develop new engines and manage the development program tailored to our customers’ specific requirements. In 2007, we had 31 joint development programs (17 for alternators and 14 for starters) used in popular models of sedans. These OEM customers include XiaLi, Chery, South Korea Doosan and Beijing Benz DaimlerChrysler. Upon the successful completion of the joint development project, we often become the supplier of the developed products. In the past three years, we were engaged as the supplier in approximately 78.0% of the successful joint development projects.

Although the top five alternator and starter manufacturers in China all have joint-development capacities, we believe that we have an advantage over our competitors because our development period is about three months shorter than our competitors due to our dedicated R&D resources.

Strategic Alliance with Hivron

In addition to our own research and development capabilities, we have entered into a strategic alliance with Hivron, a South Korean company which has specialized in the design and manufacturing of microchips since 2002. Through this strategic alliance, we are able to access South Korean expertise and actively participate in the research and development of technologies that are critical to our products. During the past three years of this strategic alliance with Hivron, we have jointly conducted research to develop microchips for use in our alternator rectifiers and regulators. This strategic alliance is important to our business because it provides us source of microchips that are suitable for our alternators from PRC manufacturers.

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

Strategic Alliance with Japanese automotive component manufacturer

In 2004, we entered into a licensing agreement with a well-known Japanese automotive component manufacturer which has three-year effective term. Under the terms of the licensing agreement, we license the technology and products developed by our Japanese licensor for a period of three years, ending in September 2007. Both parties agreed to renew the licensing agreement in the near future. Through this licensing agreement, we are able to integrate patented Japanese technologies into our alternators and starters. We can also produce and sell products that are more suitable for Japanese vehicles utilizing this technology. In return, we pay a royalty of 0.55% of net sales revenue from the sales of the products that incorporate the licensed technology. The licensor retains ownership of all intellectual property licensed under the agreement. For the year ended December 31, 2007, sales of the licensed products amounted to approximately $27.7 million and the amount of royalties paid was approximately $ 0.3million. We are under a contractual obligation to keep the identity of our Japanese licensor confidential.

Research and Development Expenses

For the fiscal years ended December 31, 2005, 2006 and 2007, our research and development expenses for “new products development”, representing salaries of personnel and other costs incurred for research and development of potential new products, were $477,225, $500,347 and $534,503, respectively. The amount incurred for acquisition of equipments for research and development use and for routine and ongoing efforts to refine existing products were approximately $1.0 million, $1.1 million and $ 3.0million, representing approximately 2.53%, 2.06% and 3.0% of our sales for those years, respectively.

Our Sales and Marketing Efforts

We market our products directly to our customers though our sales department which, as of December 2007, consisted of 27 employees. Each member of our sales department receives one month of training in both the business and technical aspects that they will need to perform their job functions. In addition, we periodically provide continuing training for our sales personnel. Members of our sales department generate sales leads by contacting auto manufacturers directly and by attending industry trade shows and exhibitions. Since we have established our status as one of the leading suppliers of alternators and starters, our clients may also contact us for new projects. Although most of our business is developed by direct personal contact and referrals from our customers, we also advertise our products in industry trade journals and other industry media.

In order to attract international customers, we also attend international trade shows, such as the automobile shows in Hanover, Frankfurt and Las Vegas, to raise our brand recognition and promote our products to the international market. We started selling our products directly to foreign customers in 2003. In both 2003 and 2004, our overseas sales accounted for less than 1% of our total sales. In 2007, our overseas sales increased to approximately 9.6% of the total sales. We have opened a sale office in Detroit USA to facilitate our efforts to enter the North American markets in September 2007. Our sales and marketing department also performs customer service functions. We also employ outside representatives whose primary function is to understand our customers’ needs and promote services that best meet their requirements. These representatives also help our customers resolve installation problems and provide general customer service. As of December 2007, we had eight representatives stationed at different major customers.

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

Our Suppliers and Supplier Arrangements.

We purchase the majority of the raw materials from suppliers located in China. If we continue to see improvement in the quality of domestically produced parts, we intend to increase our use of these local suppliers in order to take advantage of the lower costs. We believe that utilizing local suppliers also provides us with other benefits because we are able to supervise local suppliers, we can easily provide technical training and our technical department can also provide technical improvement suggestions to them.

We use a dual supplier system to source the raw materials that we use in our products and we maintain absolute exclusive supplier arrangements, relatively exclusive supplier arrangements and non-exclusive supplier arrangements. About 70% of all of the raw materials that we use to manufacture our products are purchased from a handful of select suppliers. These select or primary suppliers consist of both local Chinese manufacturers and foreign manufacturers based in South Korea and Japan, including NMB, NSK, NTN, KBC, Pacific Metal and Suzhou Techno System, etc. Our priority suppliers have long-term relationships with us, but we do not rely on them exclusively. Instead, as part of our dual vendor system, we also purchase about 30% of the total raw materials that we need to produce our products from other vendors. As a result, if our priority suppliers cannot supply us for any reasons, we are able to rely on these other suppliers to satisfy our raw material requirements. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. We require local suppliers within 300 km of our production facility to deliver goods within six hours from the time when orders are placed. If a supplier is repeatedly late in deliveries, it is removed from our approved supplier list. We have entered into written agreements with our major suppliers and these agreements generally have a one-year term. The terms and nature of our arrangements with suppliers are as follows:

•
Absolute Exclusive Supplier Arrangements. Under the exclusive supplier arrangements, our suppliers are obligated to provide all of their products to us and cannot sell any of their products to any third party in the Chinese automotive electrical equipment industry. In 2006, we had absolute exclusive supplier arrangements with three vendors, Jinzhou HanHua Electrical Equipment Co., Ltd., JinZhou ChangZe Precision Machinery Plant and JinZhou DongYou Precision Technology. These suppliers provided us with approximately 6.5% of the materials used in our products.

•
Relatively Exclusive Supplier Arrangements. Under the relatively exclusive supplier arrangements, our suppliers cannot provide any of their products made based on the specifications provided by us to any other automotive electrical equipment manufactures in PRC. In 2005, we had relatively exclusive supplier arrangements with 31 vendors who supplied us with approximately 67.4% of the materials used in our products.

•
Non-Exclusive Supplier Arrangement. Under this arrangement, there is no restriction on the vendors’ ability to sell their products to other parties. In 2005, we had non-exclusive supplier arrangements with 12 vendors who supplied us with approximately 26.1% of the materials used in our products.

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

We typically purchase the raw materials that we use to produce our products from our suppliers on credit. Credit terms usually permit payment up to 90 days following the delivery of the raw materials. When we purchase raw materials from Chinese suppliers, we are able to pay in Chinese Yuan Renminbi. When we purchase raw materials from foreign suppliers, we usually pay in U.S. Dollars. Our account payables above six months accounted for 0.22%, 0.06% and 1.75% of our total account payables in 2005, 2006 and 2007, respectively.

Our top ten suppliers in 2007.

The following table provides information regarding our top 10 suppliers of products and services during 2007.

TOP TEN SUPPLIERS IN 2007

Rank	Supplier	Location	Material	Percentage of total materials cost
1	Jinzhou Dongwoo Precision Co., Ltd.	Jinzhou, Liaoning	Rectifier, adjustor	23.57%
2	Jinzhou Hanhua Electrical System Co.	Jinzhou, Liaoning	Armature	11.91%
3	Yingkou Die-Casting Products Co., Ltd.	Yingkou, Liaoning	Preoperculum, postoperculum	11.07%
4	Tianjin Jingda Rea Special Enameled Wire Co. Ltd.	Tianjin	Copper wire	8.13%
5	Tianjin Zhaohe Enameled Wire Co. Ltd.	Tianjin	Copper wire	7.89%
	Top 5 Suppliers (total)			62.56%
6	Zhejiang Huanfang Auto Electrical Appliance Co. Ltd.	Yuhuan, Zhejiang	Solenoid switch	6.79%
7	Jinzhou Changze Precision Machinery Manufacturing Company	Jinzhou, Liaoning	Axis, Lundell motor, belt pulley	6.52%
8	Yuhuan Putian Isolator Co. Ltd.	Yuhuan, Zhejiang	Isolator, P axis, gear ring	6.23%
9	SWT	Seoul, Korea	Bearing, fine powder, alnico, standard element	5.79%
10	Jinzhou Motor Vehicle Parts Manufacturing Company	Jinzhou, Liaoning	Enclosure, belt pulley, denoise ring, bearing cap	4.32%

Our Major Customers

Large automobile manufacturers and automotive engine suppliers are our primary and most desirable customers. Our customers include Beijing Hyundai, Dongfeng Yueda Kia Motors, Daimler Chrysler, SAIC GM WuLing, Chery, Geely, Tianjin XiaLi Automobile Co. and Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. We have also entered into technical cooperation agreements or letters of intent with new OEM customers, including Shanghai GM, Fiat, Nan King MG, Beijing Benz, South Korea Hyundai and Korean Doosan. The number of our clients has increased about 194% in the past five years. As we continue to build sales in the domestic market, we intend to grow by developing overseas sales. We focus on maintaining long-term relationships with our customers. We have enjoyed recurring orders from most of our customers for periods of four to ten years. Our typical contract has a one-year term and is usually renewable.

The following table shows the revenues generated and percentage of total revenues received from our ten largest customers during the years ended December 31, 2007 and 2006:

TOP TEN CUSTOMERS IN 2007

Rank	Clients Name	Sales (US$)%
1	Harbin Dongan Automotive Engine Co., Ltd.	16,657,632	17.7%
2	Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. Ltd.	15,691,636	16. 7%
3	Beijing MOBIS Auto Parts and Components Co., Ltd.	13,971,225	14.8%
4	Shenyang Xinguang Huachen Auto Engine Co., Ltd.	5,216,132	5.5%

5	Tianjin Automotive Xia Li Co. Ltd Internal Combustion Engine Manufacturing Branch Co.	5,086,864	5.4%
6	Dongfeng Yueda Kia Motors Co., Ltd.	4,350,341	4.6%
7	Mianyang Xinchen Engine Co. Ltd	3,774,014	3.8%
8	Jiangsu MOBIS Auto Parts and Components Co., Ltd.	3,557,786	3.8%

9	SAIC CHERY AUTOMOBILE CO, LTD	3,566,207	3.8%
10	SWT	2,939,739	3.1%

TOP TEN CUSTOMERS IN 2006

Rank	Clients Name	Sales (US$)%
1	Beijing Hyundai Motor Company	13,686,791	19.0%
2	Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co. Ltd.	12,837,338	17.8%
3	Harbin Dongan Mitsubishi	5,770,801	8.0%
4	Tianjin Automotive Xia Li Co. Ltd	4,359,671	6.0%
5	Shenyang Xinguang Huachen Auto Engine Co., Ltd.	4,108,985	5.7%
6	Mianyang Xinchen Engine Co. Ltd	3,540,831	4.9%
7	Chery Automobile Co., Ltd.	3,445,774	4.8%
8	Harbin Dongan Automotive Engine Manufacturing Co., Ltd.	3,279,274	4.6%
9	Dongfeng Yueda Kia Motors Co., Ltd.	2,416,288	3.4%
10	SWT	2,473,582	3.4%

Our Competition

The automobile parts market in China is very competitive. We compete based upon the price and quality of our products, product availability and customer service. There are approximately 10 major competitors in this market trying to sell the same products that we sell to the same group of target customers. Our primary competitors are located in China and include Shanghai Valeo Automotive Electrical Systems Co. Ltd., Hubei Shendian Auto Motor Co., Ltd. And Zhongqi Changdian Co., Ltd.

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

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation of in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2007, we employed 513full-time employees.

Our Chinese subsidiary has trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates of 24% of the average monthly salary. The compensation expenses related to this scheme was $681,944, $490,519 and $417,824for the fiscal year 2007, 2006 and 2005, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

Item 8.	Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

CHANGE IN ACCOUNTANTS

On June 22, 2006, concurrent with the change in control transaction discussed above, our Board of Directors elected to continue the existing relationship of our new subsidiary Wonder Auto with PKF Hong Kong, Certified Public Accountants and appointed PKF Hong Kong, Certified Public Accountants as our independent auditor. Additionally, concurrent with the decision to maintain our relationship with PKF Hong Kong, Certified Public Accountants, our Board of Directors approved the dismissal of Meyler & Company, LLC as our independent auditor.

No accountant’s report issued by Meyler & Company, LLC on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our two most recent fiscal years ended December 31, 2006 and 2005, there were no disagreements with Meyler & Company, LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent fiscal years ended December 31, 2005 and 2004.

We furnished a copy of this disclosure to Meyler & Company, LLC and requested Meyler & Company, LLC to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 to our current report on Form 8-K, filed on June 23, 2006, as amended.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers of and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience During at least the last five years. The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board’s discretion.

Qingjie Zhao	50	Chairman, Chief Executive Officer and President
Meirong Yuan	36	Director, Chief Financial Officer and Treasurer
Larry Goldman	50	Director
David Murphy	41	Director
Xingye Zhang	81	Director
Yuncong Ma	61	Chief Operating Officer
Seuk Jun Kim	51	Vice President of New Product Development
Yuguo Zhao	51	Vice President of Sales and Marketing
Yongdong Liu	38	Vice President of Production

Qingjie Zhao. Mr. Zhao has been our Chief Executive Officer and President since June 22, 2006 and Chairman of our board since July 2006. Mr. Zhao joined our subsidiary, Jinzhou Halla, as its Chairman in October 1997. Mr. Zhao is also currently an executive director and 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market, and an executive director and 11.0% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Our company, China Wonder Limited and Jinzhou Jinheng Automotive Safety System Co., Ltd. Do not directly compete with each other, and there were no related party transactions between our Company and the other two companies as of the date of this report. Mr. Zhao devotes most of his business time to our affairs and the remainder of business time to the affairs of other companies. Mr. Zhao’s decision making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Mr. Zhao graduated from the Liaoning Industry Academy in 1982. He thereafter became a faculty member at the Liaoning University of Technology from 1982 to 1989. After leaving his post at the Liaoning University of Technology, Mr. Zhao joined Jinzhou Shock Absorber Co., which is principally engaged in the manufacture and sale of suspension systems for automobiles, in January 1989 as an engineer and the head of the research department. He became its Chief Executive Officer in 1991 and remained in that position until 1997.

Larry Goldman. Mr. Goldman has been our director since March 2007. Mr. Goldman is a Certified Public Accountant, with over 20 years of auditing, consulting and technical SEC reporting experience. Mr. Goldman currently works as a consultant, helping both US and Chinese public companies listed in the US with various SEC reporting and US GAAP reporting issues. Mr. Goldman was recently the Chief Financial Officer and Treasurer of Thorium Power Ltd. (OTCBB: THPW.OB). Prior to joining Thorium Power, Ltd., Mr. Goldman also worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. Prior to joining WinWin in October 2004, Mr. Goldman was an audit partner at Livingston Wachtell & Co., LLP and had been with that CPA firm for approximately 19 years. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (OTCBB: WMDG.OB), a China based manufacturer of medical disposable products and surgical dressings. Mr. Goldman has extensive experience in both auditing and consulting with Chinese public companies, working in the Asian marketplace since 2000 and he frequently travels to China. He currently provides various CFO consulting and SEC reporting support to approximately five other Chinese companies listed in the United States.

David Murphy. Mr. Murphy has been our director since March 2007. Since June 2005, Mr. Murphy has served as the head of China Micro Economic Research at CLSA Asia Pacific Markets, a special unit dedicated to grassroots economic research in China and gathering local economic information from around China for rapid delivery to overseas based funds and corporate clients. From December 2000 to November 2004, Mr. Murphy worked as a correspondent for the Far Eastern Economic Review and the Wall Street Journal where he covered China and Mongolia focusing mainly on business and economic stories.

Xingye Zhang. Mr. Zhang become our director in July 2007. Mr. Zhang has served as the honorary Chairman of the China Automotive Engineering Association since September 2001. From January 1992 to September 2001, Mr. Zhang served as the Chairman of the China Automotive Engineering Association. Prior to that, Mr. Zhang was the Chairman of the board of directors of Hong Kong Huashengchang Automobile Corporation, the Vice Chairman of the board of directors of Hong Kong Huashengchang Machinery Co., Ltd. And Vice Chairman and Vice President of China Automobile Industry Corporation. Mr. Zhang also worked in government as the deputy chief of the Automobile Bureau of the Chinese No. 1 Ministry of Machinery. Mr. Zhang graduated from the Department of Machinery at Tianjin Beiyang University in 1951 and is a senior engineer with a rank of professor.

Meirong Yuan. Mr. Yuan became our Chief Financial Officer and Treasurer on June 22, 2006 and our director on March 2007. He has been the Vice President of Jinzhou Wonder Industrial Co., Ltd. Since June 2005. Mr. Yuan also served as a director of Jinzhou Halla Electrical Equipment Co., Ltd. Since January 2002. From July 2003 to June 2005, Mr. Yuan served as the Vice President of Shenzhen Luante Asphalt Advanced Technology Co. Ltd. And was in charge of accounting and finance. Between October 2000 and October 2001, Mr. Yuan studied at ISMA Center in England. Mr. Yuan is a CPA in China and has a Ph.D. in management from South California University for Professional Study.

Yuncong Ma. Mr. Ma became our Chief Operating Officer on June 22, 2006. He has been the General Manager of our subsidiary Jinzhou Halla since 1997 and is responsible for Jinzhou Halla’s overall operations. He has over 30 years of production experience and over 16 years of management experience in the automotive industry. Mr. Ma graduated from the Harbin Institute of Technology in 1970 specializing in machine crafting. After graduation, Mr. Ma worked for Jinzhou Huaguang Electron Tube Factory from 1970 to 1989. During that time, he worked in various posts in its production, technology and corporate structuring departments and was promoted to the post of Production Manager in 1984. Mr. Ma joined Jinzhou Shock Absorber Co., Ltd. In 1989 as its Chief Engineer and Vice Factory Manager.

Seuk Jun Kim. Mr. Kim became our Vice President of New Product Development in February 2007. From June 2006 to February 2007, Mr. Kim served as our Vice President for Research and Development. Mr. Kim joined Jinzhou Halla in October 1997 and has served as its Vice President of Research and Development since January 2005. Mr. Kim is responsible for Jinzhou Halla’s research and development and quality control functions. In 1981, Mr. Kim graduated from Pohang University of Science and Technology in Korea with a bachelor’s degree in automotive electrical engineering. Prior to formally joining Jinzhou Halla in 1997, Mr. Kim worked at the Korea Qingzhou Electrical Machinery Factory where he was in charge of technical support.

Yuguo Zhao. Mr. Zhao became our Vice President of Sales and Marketing on June 22, 2006, and he has been the Head of our Sales and Marketing Group since June 1996 when he joined us. He became an Assistant General Manager in January 2005. Mr. Zhao is responsible for our sales and after-sales operations. In 1979, Mr. Zhao graduated from the Jinzhou Agriculture Academy, formerly known as Jinzhou Agriculture Automotive School. Between 1980 and 1996, he worked for Jinzhou Electrical as its Production Department Manager, Chief of Production and Chief of Operations, among other posts.

Yongdong Liu. Mr. Liu became our Vice President of Production on June 22, 2006, and he has been the Head of Production of Jinzhou Halla since May 2001 and an Assistant General Manager of Jinzhou Halla since January 2005. Mr. Liu oversees our production, purchasing, human resources and administration functions. Mr. Liu graduated from the Suzhou Institute of Silk Textile Technology with a degree in weaving mechanical design in 1992. Between 1992 and 1996, Mr. Liu worked in Jinzhou Electrical and was responsible for its production technologies. He joined us in June 1996 as a division head in the production department.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person, and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Board Composition and Meetings of the Board of Directors

The Board of Directors is currently composed of five members: Qingjie Zhao, Meirong Yuan, Larry Goldman, Xingye Zhang and David Murphy. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Through December 31, 2007, our Board of Directors met in person twice and acted by written consent 9 times.

Committees

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of independent directors. From time to time, the board of directors may establish other committees.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of three members: Larry Goldman, David Murphy and Xingye Zhang, each of whom is "independent" as that term is defined under the Nasdaq Marketplace Rules. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Goldman serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

Independent Directors

Larry Goldman, David Murphy and Xingye Zhang are "independent" as that term is defined under the Nasdaq Marketplace Rules.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Director Compensation

In 2007, we entered into independent director’s Contracts and Indemnification Agreements with each of the independent directors. Under the terms of the independent director’s contracts, Mr. Goldman is entitled to $50,000, Mr. Murphy is entitled to $40,000 and Mr. Zhang is entitled to $40,000 as annual compensation for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable. Mr. Goldman’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the Indemnification Agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

The compensation paid to Mr. Zhao and Mr. Yuan, our named executive officers who also serve on our board of directors, is reported in the Summary Compensation Table below. They do not receive any additional compensation for their service as directors.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

In June 2006, we amended our code of business conduct and ethics and expanded the scope of the code of business conduct and ethics to cover the conduct of our business by all employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

Item 11.	Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name And Principal Position	Year	Salary ($)	Total ($)
Qingjie Zhao Chairman, CEO and President	2007	$90,000	90,000
Meirong Yuan CFO and Treasurer	2007	$60,000	60,000
Yuncong Ma COO	2007	$60,000	60,000

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Contracts

On June 22, 2006, our subsidiary, Wonder Auto Limited, entered into employment agreements with Qingjie Zhao, our Chief Executive Officer and President, Meirong Yuan, our Chief Financial Officer and Treasurer, Yuncong Ma, our Chief Operating Officer, which were amended on July 2, 2007. Under the employment agreements, as amended, Mr. Zhao, Mr. Yuan and Mr. Ma receive an annual salary of $90,000, $60,000 and $60,000, respectively. The employment agreements do not provide payments relating to severance or following a change of control. Our executives are subject to customary confidentiality and non-competition covenants as provided in their employment agreements.

We have not granted any equity-based awards to any of our named executive officers, nor do we provide retirement benefits (other than a state compensation scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Compensation Discussion and Analysis

Background and Compensation Philosophy

Our compensation philosophy and objective are simple and straightforward: our goal is to compensate our executives fairly for the services they provide. In 2007, we accomplished our goal by providing a base salary to our named executive officers, the amount of which was established in our executive’s employment agreements and approved by our Compensation Committee.

In 2007, we had three named executive officers, Qingjie Zhao, our Chief Executive Officer and President, Meirong Yuan, our Chief Financial Officer and Treasurer and Yuncong Ma, our Chief Operating Officer. The Compensation Committee approved the 2007 compensation of our named executive officers.

Our Compensation Committee has been charged with the oversight of executive compensation plans, policies and programs of our company and has full authority to determine and approve the compensation of our Chief Executive Officer and make recommendations with respect to the compensation of our other executive officers. We expect that our Compensation Committee will continue to reward superior individual and company performance with commensurate cash and other compensation.

Elements of Compensation

Base Salary. In 2007, we provided our executive officers solely with a base salary to compensate them for services rendered during the year. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership, growth potential and experience. Both of our named executive officers are employees-at-will and received an annual salary as provided in their employment agreements, which are reflected in the Summary Compensation Table below. The base salary was determined by reference to similar companies with similar performance goals.

Discretionary Bonus.  In 2007, we did not provide bonus compensation to our executive officers; however, the executives are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. If our Compensation Committee determines to do so in the future, bonuses may be paid on an ad hoc basis to recognize superior performance. If the board of directors decides to provide bonus compensation as a regular part of our executive compensation package, our Compensation Committee will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals.

Stock-Based Awards and Long-Term Incentives. We presently do not have any equity based or other long-term incentive programs, and we did not grant stock based or long-term incentive awards as a component of compensation in 2007. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our Compensation Committee determines that it is in the best interest of the Company and our stockholders to do so.

Post-Employment Compensation. Currently, we do not provide any employees, including our named executive officers, post-employment compensation, including company sponsored retirement benefits, deferred compensation, severance, termination or change of control arrangements (other than a state pension scheme in which all of our employees in China participate).

Perquisites. Historically, we have provided our named executive officers with minimal perquisites and other personal benefits that we believe are reasonable. For 2007, the aggregate amount of the perquisites and other personal benefits provided to any named executive officer did not exceed $10,000. We do not view perquisites as a significant element of compensation, but we do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits assist our named executive officers in performing their duties and provide time efficiencies for them. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2007 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Wonder Auto Technology, Inc., No. 16, Yulu Street, Taihe District, Jinzhou City, Liaoning, People’s Republic of China, 121013.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class
Executive Officers and Directors
Qingjie Zhao (2)	7,113,650	26.4%
Over 5% Beneficial Owners
Choice Inspire Limited (3)	9,732,900	28.4%
Empower Century Limited	1,542,112	5.7%
Xiangdong Gao	1,650,000	6.1%
Lili Niu	1,490,181	5.5%
Selling Stockholder
All officers and directors as a group (9 people)	7,113,650	26.4%

(1)	As of December 31, 2007, there were 26,959,994 shares of our common stock outstanding.

(2)	Including 7,113,650 shares owned by Choice Inspire Limited of which Mr. Zhao is a 73.09% stockholder and chairman as of December 31, 2007.

(3)	Qingjie Zhao, our CEO, President and director, owns 73.09% of Choice Inspire Limited as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions

During 2007, the Company purchased raw materials of $184,690 from a stockholder Jinzhou Wonder Auto Suspension System Co., Ltd ("JWAS"). The Company also sold finished goods of $169,928 and $82,251 to two stockholders, JWAS and Jinzhou Halla Electrical Equipment Co., Ltd. Respectively. All the purchase and sale transactions were conducted on an arm-length basis.

During 2007, the Company occupied part of factory and office premises and used production line facilities owned by JWAS under operating lease arrangement.

Director Independence Standards

Larry Goldman, David Murphy and Xingye Zhang are "independent" as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

PKF, Certified Public Accountants, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and 2006. PKF was the Company’s independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended January 31, 2005, 2004 and 2003.

Fees for the fiscal years ended December 31, 2007 and 2006

Audit Fees. PKF, Certified Public Accountants, was paid aggregate fees of approximately $156,749 and $124,609 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2006 and 2005, June 30, 2006 and 2005, as well as September 30, 2006 and 2005.

Audit Related Fees. PKF, Certified Public Accountants, was paid $41,130 for reviewing the financial statement in Form S-1 filed on July 6, 2007. PKF was not paid additional fees for the fiscal year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF, Certified Public Accountants, was not paid any fees for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF, Certified Public Accountants, was paid no other fees for professional services during the fiscal years ended December 31, 2007 and December 31, 2006.

Board of Directors Pre-Approval Policies and Procedures

Since the establishment of Audit Committee in May 2007, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15.	Exhibits And Financial Statement Of Schedules

PART IV

Item 1.	Exhibits And Financial Statement Of Schedules

大信梁學濂(香港)會計師事務所

PKF
Accountants &
business advisers

Wonder Auto Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

梁學濂會計師事務所

Wonder Auto Technology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005

Sales revenue	$102,083,722	$72,150,483	$48,062,805
Cost of sales	(76,459,944)	(57,342,201)	(35,962,931)

Gross profit	25,623,778	14,808,282	12,099,874

Operating expenses
Administrative expenses	3,565,332	1,917,817	1,155,378
Research and development costs	1,135,997	947,702	824,184
Selling expenses	3,290,689	2,137,853	2,148,426

	7,992,018	5,003,372	4,127,988

Income from operation	17,631,760	9,804,910	7,971,886
Interest income	111,784	96,810	28,539
Other income	287,322	356,590	136,711
Government grants - Note 4	1,496,547	-	-
Finance costs - Note 5	(2,520,805)	(1,033,551)	(838,954)
Equity in net income of unconsolidated affiliates - Note 4	34,147	371,005	-

Income before income taxes	17,040,755	9,595,764	7,298,182
Income taxes - Note 6	(1,389,008)	(1,270,391)	(897,256)
Minority interests - Note 7	(1,136,694)	(101,827)	-

Net income	$14,515,053	$8,223,546	$6,400,926

Other comprehensive income
Foreign currency translation adjustments	2,969,894	1,007,468	420,086

Total comprehensive income	$17,484,947	$9,231,014	$6,821,012

Earnings per share: basic and diluted - Note 8	$0.60	$0.40	$0.37

Weighted average number of shares outstanding:
basic and diluted	24,140,816	20,787,279	17,227,198

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$26,102,993	$8,203,699
Restricted cash - Note 9	8,613,262	4,876,879
Trade receivables (net of allowance of doubtful accounts of $37,071 in 2007, $32,150 in 2006)	38,124,411	24,696,982
Bills receivable	11,766,478	3,098,314
Advances to staff	314,964	238,310
Other receivables, prepayments and deposits
- Note 10	1,320,483	1,015,899
Inventories - Note 11	12,634,786	13,689,374
Amount due from a related company - Note 17	74,822	69,561
Deferred taxes - Note 6	307,338	237,570

Total current assets	99,259,537	56,126,588
Intangible assets - Note 12	16,873,051	4,250,800
Property, plant and equipment, net - Note 13	22,516,900	13,945,846
Land use right - Note 14	1,235,029	1,203,256
Deposit for acquisition of property, plant and equipment	2,072,458	1,740,548
Investment in an unconsolidated affiliate - Note 4	-	527,627
Deferred taxes - Note 6	439,760	205,475

TOTAL ASSETS	$142,396,735	$78,000,140

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$12,726,989	$9,631,537
Bills payable - Note 9	15,903,600	8,628,078
Other payables and accrued expenses - Note 15	2,413,140	3,121,533
Provision for warranty - Notes 4 and 16	1,124,655	1,049,344
Income tax payable	666,589	398,768
Amount due to an unconsolidated affiliate - Note 17	-	37,492
Secured short-term bank loans - Note 18	10,282,500	14,326,831

Total current liabilities	43,117,473	37,193,583

Secured long-term bank loans - Note 18	17,622,186	-

TOTAL LIABILITIES	60,739,659	37,193,583

COMMITMENTS AND CONTINGENCIES
- Note 19

MINORITY INTERESTS - Note 4	3,214,683	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2007 and 2006; none issued and outstanding	-	-
Common stock: par value $0.0001 per share - Note 20 Authorized 90,000,000 shares in 2007 and 2006; issued and outstanding 26,959,994 shares in 2007 and 23,959,994 shares in 2006	2,696	2,396
Additional paid-in capital	44,870,304	22,140,143
Statutory and other reserves - Note 21	4,857,660	3,148,265
Accumulated other comprehensive income	4,422,032	1,452,138
Retained earnings	24,289,701	11,484,043

TOTAL STOCKHOLDERS’ EQUITY	78,442,393	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,396,735	$78,000,140

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$14,515,053	$8,223,546	$6,400,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,014,045	1,401,541	1,158,561
Amortization of intangible assets and land use right	90,712	29,652	26,587
Deferred taxes	(263,993)	(16,369)	857
Loss on disposal of property, plant and equipment	20,255	79,527	-
Gain on disposal of Man Do	(500)	-	-
Provision/(Recovery of) for doubtful debts	2,159	(7,701)	-
Provision/(Recovery of) for obsolete inventories	39,115	(52,470)	(186,646)
Exchange loss on translation of monetary assets and liabilities	532,738	-	-
Equity in net income of an unconsolidated affiliate	(34,147)	(371,005)	-
Increase in minority interests	1,136,694	101,827	-
Changes in operating assets and liabilities:
Trade receivables	(10,651,989)	(5,493,345)	(7,073,894)
Advances to staff	(57,203)	(121,961)	(59,923)
Bills receivable	(6,504,351)	1,536,869	(73,117)
Other receivables, prepayments and deposits	60,105	(542,294)	156,547
Inventories	2,265,298	(4,481,151)	(415,127)
Trade payables	2,554,508	460,403	5,288,135
Bills payable	5,110,761	601,360	5,729,402
Amount due to an unconsolidated affiliate	-	36,719	-
Other payables and accrued expenses	1,099,131	(263,895)	340,742
Provision for warranty	6,124	102,845	76,155
Income tax payable	235,971	164,834	69,896

Net cash flows provided by operating activities	12,170,486	1,388,932	11,439,101

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from investing activities
Payments to acquire intangible assets	(1,982)	(10,023)	-
Payments to acquire and for deposit for acquisition of property, plant and equipment	(8,023,761)	(3,627,589)	(2,062,891)
Proceeds from sales of property, plant and equipment	25,803	73,169	-
Payment to acquire marketable securities		-	(36,571)
Proceeds from sales of marketable securities	-	37,585	-
Increase in restricted cash	(3,736,383)	(917,757)	(2,963,170)
Cash acquired from the RTO	-	419	-
Net cash paid to acquire Jinzhou Wanyou
- Notes 1 and 4	(14,146,485)	(500,000)	-
Net cash paid to acquire Jinzhou Dongwoo
- Notes 1 and 4	(2,420,000)	(2,192,669)	-
Cash inflow from disposal of Man Do - Note 1	500	-	-

Net cash flows used in investing activities	$(28,302,308)	$(7,136,865)	$(5,062,632)

Cash flows from financing activities
Repayment to a stockholder	$-	$(5,149)	$-
Amount due from a related company	-	(68,128)	-
Dividend paid to stockholders	-	(1,719,985)	(6,958,197)
Dividend paid to Winning - Note 4	(343,934)	-	-
Dividend paid to minority stockholders	(743,240)	-	-
Proceeds from bank loans	29,486,379	17,573,649	12,386,355
Repayment of bank loans	(18,161,716)	(16,696,664)	(9,416,624)
Net proceed from issue of shares	22,730,461	10,142,020	-

Net cash flows provided by / (used in) financing activities	32,967,950	9,225,743	(3,988,466)

Effect of foreign currency translation on cash and cash equivalents	1,063,166	357,132	150,993

Net increase in cash and cash equivalents	17,899,294	3,834,942	2,538,996

Cash and cash equivalents - beginning of year	8,203,699	4,368,757	1,829,761

Cash and cash equivalents - end of year	$26,102,993	$8,203,699	$4,368,757

Supplemental disclosures for cash flow
information:
Non-cash investing and financing activities: Acquisition of Jinzhou Wanyou and Jinzhou Dongwoo - Note 4	$2,840,317	$4,932,841	$-
Cash paid for:
Interest	$1,445,534	$807,693	$611,326
Income taxes	$1,316,837	$1,121,927	$826,503

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, January 1, 2005	17,227,198	1,723	11,998,377	1,706,679	24,584	3,981,452	17,712,815
Net income	-	-	-	-	-	6,400,926	6,400,926
Foreign currency translation adjustments	-	-	-	-	420,086	-	420,086
Appropriation to reserves	-	-	-	641,169	-	(641,169)	-
Dividend	-	-	-	-	-	(5,680,295)	(5,680,295)

Balance, December 31, 2005	17,227,198	1,723	11,998,377	2,347,848	444,670	4,060,914	18,853,532
Recapitalization	2,832,800	283	136	-	-	-	419
Share issued for proceeds of $12 million	3,899,996	390	11,999,610	-	-	-	12,000,000
Cost of raising capital	-	-	(1,857,980)	-	-	-	(1,857,980)
Net income	-	-	-	-	-	8,223,546	8,223,546
Foreign currency translation adjustments	-	-	-	-	1,007,468	-	1,007,468
Appropriation to reserves	-	-	-	800,417	-	(800,417)	-

Balance, December 31, 2006	23,959,994	2,396	22,140,143	3,148,265	1,452,138	11,484,043	38,226,985
Share issued for proceeds of $25.95 million	3,000,000	300	25,949,700	-	-	-	25,950,000
Cost of raising capital	-	-	(3,219,539)	-	-	-	(3,219,539)
Net income	-	-	-	-	-	14,515,053	14,515,053
Foreign currency translation adjustments	-	-	-	-	2,969,894	-	2,969,894
Appropriation to reserves	-	-	-	1,709,395	-	(1,709,395)	-
Balance, December 31, 2007	26,959,994	$2,696	$44,870,304	$4,857,660	$4,422,032	$24,289,701	$78,442,393

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

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

On September 24, 2007, Wonder and Jinzhou Halla established a subsidiary, Jinzhou Wonder Motor Co., Ltd. (“Wonder Motor”), in the PRC. Wonder and Jinzhou Halla contributed $1.1 million and $0.4 million to its registered capital representing 73.33% and 26.67% equity interest in Wonder Motor respectively. Wonder Motor is a development stage company and planning to be engaged in manufacturing and sales of motor and control systems for vehicles and other applications.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information (Cont’d)

On September 24, 2007, Wonder established a wholly owned subsidiary, Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder”), in the PRC. Wonder contributed $0.5 million to its registered capital representing 100% equity interest thereon. Jinzhou Wonder is a development stage company and planning to be engaged in manufacturing and sales of auto aluminum for alternators, starters and other auto electrical components.

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

(i)
Pursuant to the Plan of Reorganization dated on June 22, 2006, the Company issued 21,127,194 shares as adjusted for Forward Stock Split of common stock, par value $0.0001 per share, to the stockholders of Wonder (17,227,198 shares as adjusted for Forward Stock Split to Wonder Former Stockholders and 3,899,996 shares as adjusted for Forward Stock Split to new investors), representing approximately 88.2% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Wonder.

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Wonder become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 2,832,800 shares as adjusted of the Company outstanding prior to the RTO are accounted for at $419 of net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(ii)
On June 22, 2006, Wonder completed a private placement pursuant to which Wonder issued to certain accredited investors 45.277236 shares of its common stock for $12,000,000, such shares were subsequently exchanged for 3,899,996 shares as adjusted for Forward Stock Split on July 26, 2006 of the common stock of the Company in connection with the RTO.

In connection with the private placement, Wonder's two stockholders, Choice Inspire Limited (“CIL”) and Empower Century Limited (“ECL”) entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, CIL and ECL agreed to certain “make good” provisions. In the escrow agreement, Wonder established minimum net income thresholds of $8,140,000 for the fiscal year ended December 31, 2006 and $12,713,760 for the fiscal year ended December 31, 2007. CIL and ECL deposited a total of 3,300,000 shares as adjusted for Forward Stock Split on July 26, 2006 of the Company’s common stock into escrow with Securities Transfer Corporation under the escrow agreement. If the 2006 net income threshold is not achieved, then the escrow agent must deliver the first tranche of 1,650,000 shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction) and if the 2007 net income threshold is not achieved, the escrow agent must deliver the second tranche of 1,650,000 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares.
Wonder achieved its net income thresholds for both 2006 and 2007. On February 8, 2007 and January 25, 2008, stockholders of CIL and ECL resolved to surrender the right of entitlement to the first tranche and second tranche of 1,650,000 shares, respectively, totaling 3,300,000 shares, to Xiangdong Gao. On those two respective dates, two separate agreements were signed between CIL, ECL and Xiangdong Gao whereby both CIL and ECL agreed to give the right of the entitlement to the aforementioned escrowed shares to Xiangdong Gao as a gift (that is for no consideration). Xiangdong Gao is a beneficial stockholder of the Company.
According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s) and SFAS No. 123R, Accounting for Stock-Based Compensation, no expense is taken even if the net income threshold is met if the shares are forfeited or cancelled and note released to either the investors or CIL and ECL. Since the escrowed shares were forfeited through the gift to Mr. Gao and neither released to the investors nor released to either CIL or ECL, the Company did not recognize any expense.
(iii)	Certain prior year balances in the Consolidated Statements of Income and Comprehensive Income have been reclassified to conform to current year presentation. For the years ended December 31, 2005 and 2006, we reclassified $824,184 and $947,702 from cost of sales to research and development costs under operating expenses respectively. These reclassifications have no effect on net income as previously presented.

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

In the first transaction, Wonder acquired a 40.81% equity interest in Jinzhou Wanyou from Hong Kong Friend Birch Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to the Jinzhou Wanyou Share Purchase Agreement I dated April 2, 2007. Under the Jinzhou Wanyou Share Purchase Agreement I, the total cash consideration is scheduled to be paid by Wonder in three installments as follows. The first installment payment of $2.8 million and second installment of $1.41 million were made in June 2007 and December 2007 respectively. The final cash installment payment of $4.21 million will be paid if Jinzhou Wanyou achieves minimum net income of approximately $2.95 million (RMB 23 million) for the period from April 2, 2007 to April 1, 2008. If Jinzhou Wanyou fails to achieve the minimum net income threshold, the remaining $4.21 million payment will be proportionately reduced. Under the Jinzhou Wanyou Share Purchase Agreement I, no premium is payable by Wonder if Jinzhou Wanyou exceeds the net income target threshold. As of December 31, 2007, the final cash installment was included in the cost of acquisition as the management believed that, based on the net income of Jinzhou Wanyou for the period from April 2, 2007 to December 31, 2007, Jinzhou Wanyou will achieve the minimum net income threshold.

In the second transaction, Jinzhou Halla acquired a 38.78% equity ownership in Jinzhou Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to the Jinzhou Wanyou Share Purchase Agreement II dated April 2, 2007. Under the Jinzhou Wanyou Share Purchase Agreement II, the total consideration will be paid in three installments. The first payment of $3.0 million was made in June 2007. The second $3.0 million cash installment will be paid if Jinzhou Wanyou achieves minimum net income of approximately $2.95 million (RMB 23 million) for the period from April 2, 2007 to April 1, 2008. As of December 31, 2007, the final cash installment was included in the cost of acquisition as the management believed that, based on the net income of Jinzhou Wanyou for the period from April 2, 2007 to December 31, 2007, Jinzhou Wanyou will achieve the minimum net income threshold. The remaining $2 million cash payment will be paid if Jinzhou Wanyou attains minimum net income of approximately $3.72 million (RMB 29 million) for the period from April 2, 2008 to April 1, 2009. In the case that Jinzhou Wanyou fails to achieve these net income thresholds, the corresponding payments will be proportionately reduced. Under the Jinzhou Wanyou Share Purchase Agreement II, no premium is payable by the Jinzhou Halla if Jinzhou Wanyou exceeds the net income target threshold.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The financial position of Jinzhou Wanyou as of April 2, 2007 is as follows:

		Fair value
		adjustment
		pursuant to	Fair market
	Carrying amount	SFAS 141	value

Cash and cash equivalents	$273,515		$273,515
Trade receivable, net	562,107		562,107
Bills receivable	64,592		64,592
Other receivable, prepayment and deposits	192,696		192,696
Inventories	224,421		224,421
Amount due from Jinzhou Halla	694,267		694,267
Property, plant and equipment, net	1,069,720		1,069,720
Deposit for acquisition of
property, plant and equipment	18,990		18,990
Intangible assets - customer contracts	-	$49,053	49,053
Trade payables	(293,537)		(293,537)
Other repayable and accrued expenses	(15,507)		(15,507)

Net assets	$2,791,264		$2,840,317

79.59% equity interest acquired			$2,260,608
Goodwill			12,159,392

Initial purchase price of acquisition			$14,420,000

Satisfied by:-

Cash payment	$14,420,000

Net cash paid to acquire Jinzhou Wanyou	$14,146,485

As of December 31, 2007, the consolidated balance sheet includes a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $12.16 million which represents the excess of the initial purchase price of $14.42 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

The above initial purchase price for Jinzhou Wanyou does not include the $2 million of contingent consideration pursuant to the Share Purchase Agreement II. The remaining consideration shall be payable upon Jinzhou Wanyou’s fulfillment of targeted net profits. The recognition and allocation of contingent consideration will be treated as additional purchase price and allocated to goodwill subsequently.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Wanyou for year ended December 31, 2007, as if the acquisition had occurred as of the beginning of fiscal year 2007:

(Unaudited)

Revenue	$102,876,541
Net income	$14,648,210
Earnings per share: basic and diluted	$0.61

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Goodwill

			As of December 31,
			2007	2006
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo	(i	)	$3,115,227	$2,771,293
Jinzhou Wanyou	(ii	)	12,159,392	-

			$15,274,619	$2,771,293

(i)
The amount represents a goodwill identified upon acquisition of Jinzhou Dongwoo amounting to $2.77 million which represents the excess of the purchase price of $4.85 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Dongwoo of $2.08 million at the time of acquisition on August 23, 2006.

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

Goodwill (cont’d)

(ii)
The amount represents a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $12.16 million which represents the excess of the initial purchase price of $14.42 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

Minority interests

Minority interests resulted from the consolidation of 50% owned subsidiary, Jinzhou Dongwoo, as a result of the Company’s determination that it had acquired control over Jinzhou Dongwoo’s operations since November 2006.

Investment in an unconsolidated affiliate

The Company accounted for the 20.41% investment in Jinzhou Wanyou (an investment in which the Company exercised significant influence but did not control until April 2, 2007) using the equity method, under which the share of Jinzhou Wanyou’ net income was recognized in the period in which it is earned by Jinzhou Wanyou. As of December 31, 2006, the investment in unconsolidated affiliate of $0.53 million represented attributable share of the underlying net assets of Jinzhou Wanyou.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2007 and 2006, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Years ended December 31,
	2007	2006	2005

Beijing Hyundai Motor Company	$13,971,225	$13,686,791	$6,926,159
Dongfeng Yueda Kia Motors Company
Limited	4,350,341	2,416,288	5,346,827
Harbin Dongan Automotive Engine
Manufacturing Company Limited	16,657,632	5,770,801	1,403,102
Shenyang Aerospace Mitsubishi Motors
Engine Manufacturing Company Limited	15,691,636	12,837,338	5,451,367

	$50,670,834	$34,711,218	$19,127,455

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2007 and 2006, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

Inventories (cont’d)

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

Know-how

Know-how is determined to have an indefinite useful life pursuant to the purchase contracts as detailed in note 12(a). It is not subject to amortization until its useful life is determined to be no longer indefinite.

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

Advertising expenses amounting to $8,926, $16,137 and $15,992 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Transportation expenses amounted to $630,254, $464,838 and $342,805 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Research and development expenditure for each of three years in the year ended December 31, 2007 are as follow :-

		Years ended December 31,
Nature	Included in	2007	2006	2005

New products development expenses	Operating expenses	$534,503	$500,347	$477,225

Investments in research and development equipment	Property, plant and equipment	2,388,867	611,615	645,925

Other research and development expenses	Operating expenses	601,494	447,355	346,959

		$3,524,864	$1,559,317	$1,470,109

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Warranty

It is the policy of the Company to provide after sales support by way of a warranty programme. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty such that the closing balance of this provision is equal to certain percentage of relevant sales during the reporting periods as follows :-

Year ended December 31,	%

2007	1.5
2006	1.5
2005	2

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2007, 2006 and 2005 were RMB1 for $0.1371, $0.1279 and $0.1239 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of SFAS 157 has no material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

5.	Finance costs

	Years ended December 31,
	2007	2006	2005

Interest expenses	$1,627,063	$807,693	$611,326
Less: Interest capitalized	(131,287)	-	-
Bills discounting charges	821,321	170,851	186,103
Bank charges and net exchange loss	203,708	55,007	41,525

	$2,520,805	$1,033,551	$838,954

6.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder was incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC

Enterprise income tax (“EIT”) to Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou in the PRC is charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou were entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004. Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006, and we expect will be subject to a tax rate of 13.5% for 2007 and 2008. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007. Accordingly, Jinzhou Wanyou will be exempted from EIT for 2007 and 2008 and thereafter entitled to a 50% reduction on EIT tax rate 13.5% for 2009, 2010 and 2011. Wonder Motor and Jinzhou Wonder is subject to a rate of 25%.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2007	2006	2005

Current taxes - PRC	$1,653,001	$1,286,760	$896,399
Deferred taxes - PRC	(263,993)	(16,369)	857

	$1,389,008	$1,270,391	$897,256

The effective income tax expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-

	Years ended December 31,
	2007	2006	2005

Provision for income taxes at PRC statutory income tax rate	$4,601,004	$2,590,857	$1,970,509
Non-deductible items for tax	127,017	26,084	31,817
Income not subject to tax	(183,342)	(108,558)	(7,361)
Increase in deferred tax assets resulting resulting from a reduction of PRC enterprise income tax rate	(194,321)	-	-
Tax holiday	(2,961,350)	(1,254,192)	(1,097,709)
Others	-	16,200	-

	$1,389,008	$1,270,391	$897,256

During the three years ended December 31, 2007, 2006 and 2005, the aggregate amounts of benefit from tax holiday were $2,961,350, $1,254,192 and $1,097,709 and the respective effective on earnings per share effect was $0.12, $0.06 and $0.06 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

Deferred tax assets (liabilities) as of December 31, 2007 and 2006 are composed of the following :-

	As of December 31,
	2007	2006
PRC
Current deferred tax assets:
Allowance for doubtful debts	$5,004	$4,340
Provision for obsolete inventories	21,107	17,168
Provision for warranty	151,829	141,661
Accrued liabilities	12,956	23,053
Unrealized profit	49,296	51,348
Others	67,146	-

	$307,338	$237,570

United States
Non current deferred tax assets:
Tax losses	$48,000	$48,000
Valuation allowances	(48,000)	(48,000)

	-	-
PRC
Non current deferred tax assets (liabilities):
Depreciation of property, plant and equipment	786,604	376,368
Amortization of land use right	-	12,435
Amortization of know-how	(346,844)	(183,328)

	439,760	205,475

	$439,760	$205,475

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. The tax rate reduction will also impact the carrying value of deferred tax assets as a result of new tax rate.

As of December 31, 2007, the Company had net operating loss carried forward amounted to $140,612 in the United States which, if unutilized, will expire through to 2021.

7.	Minority Interests

Minority interests on the consolidated statement of income and comprehensive income of $1,136,694 for the year ended December 31, 2007 represents the minority shareholders’ proportionate share of the net income of Jinzhou Dongwoo.

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

9.	Restricted cash, bills and trade payables

	As of December 31,
	2007	2006

Bank deposit held as collateral for import duty	$548,400	$501,133
Bank deposits held as collateral for bills payable	8,064,862	4,375,746

	$8,613,262	$4,876,879

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

The Company is entitled to exemption from import duty for importing fixed assets from overseas. As of December 31, 2006 and 2007, certain imported fixed assets were pledged to DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH (“DEG”), a Germany Bank, for a loan granted to Jinzhou Halla. Regarding the exemption from import duty, the Company is required by the tax authority to deposit an equal amount of import duty exempted in bank until the bank loan is fully settled.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.	Other receivables, prepayments and deposits

	As of December 31,
	2007	2006

Value added tax and other tax recoverable	$576,643	$193,318
Other prepayments	343,362	227,883
Advance to a third party - Note 10a	-	358,171
Other receivables	400,478	236,527

	$1,320,483	$1,015,899

Notes :-

(a) The advance is interest-free, unsecured and repayable on demand.

11.	Inventories

	As of December 31,
	2007	2006

Raw materials	$4,101,852	$3,957,527
Work-in-progress	665,959	450,545
Finished goods	8,085,326	9,428,237

	12,853,137	13,836,309
Provision for obsolete inventories	(218,351)	(146,935)

	$12,634,786	$13,689,374

Provision/(Recovery of) for obsolete inventories of $39,115, $(52,470) and $(186,646) were charged (credited) to operations during the years ended December 31, 2007, 2006 and 2005 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Intangible assets

	As of December 31,
	2007	2006

Costs:
Goodwill - Note 4	$15,274,619	$2,771,293
Customer contracts	49,053	-
Know-how - Note (a)	1,573,467	1,468,089
Trademarks and patents	16,866	13,818

	16,914,005	4,253,200
Accumulated amortization	(40,954)	(2,400)

Net	$16,873,051	$4,250,800

Note:-
(a)
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

During the three years ended December 31, 2007, 2006 and 2005 amortization charge was $38,318, $769 and $342 respectively.

The estimated aggregate amortization expenses for customer contracts and trademarks and patents for the five succeeding years is as follows :-

Year

2008	$13,633
2009	1,370
2010	1,370
2011	1,370
2012	1,370

$19,113

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Property, plant and equipment, net

	As of December 31,
	2007	2006
Costs:
Buildings	$6,917,618	$5,850,903
Plant and machinery	20,105,152	13,457,393
Furniture, fixtures and equipment	624,844	381,810
Tools and equipment	1,617,317	1,196,095
Leasehold improvements	299,868	151,848
Motor vehicles	891,374	642,172

	30,456,173	21,680,221
Accumulated depreciation	(10,462,764)	(7,851,156)
Construction in progress - Note 4	2,523,491	116,781

Net	$22,516,900	$13,945,846

An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 18a) is as follows :-

	As of December 31,
	2007	2006
Costs:
Buildings	$4,217,977	$4,576,803
Plant and machinery	12,345,810	-

	16,563,787	4,576,803
Accumulated depreciation	(8,350,795)	(929,213)

Net	$8,212,992	$3,647,590

	Years ended December 31,
	2007	2006	2005

Depreciation	$1,188,589	$139,117	$348,473

(i) During the reporting periods, depreciation is included in :-

	Years ended December 31,
	2007	2006	2005
Cost of sales and overheads of inventories	$1,491,634	$1,255,390	$1,057,150
Other	522,411	146,151	101,411

	$2,014,045	$1,401,541	$1,158,561

During the years ended December 31, 2007 and 2006, property, plant and equipment with carrying amounts of $46,058 and $152,696 were disposed of at considerations of $25,803 and $73,169 resulting in losses of $20,255 and $79,527 respectively.

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Land use right

	As of December 31,
	2007	2006

Land use right	$1,571,021	$1,465,806
Accumulated amortization	(335,992)	(262,550)

	$1,235,029	$1,203,256

The Company obtained the right from the relevant PRC land authority for a period of thirty years to use the land on which the office premises, production facilities and warehouse of the Company are situated. The land use right of carrying amount of $582,967 was pledged to a bank for the bank loans granted to the Company (Note 18b).

During the three years ended December 31, 2007, 2006 and 2005, amortization amounted to $52,394, $28,883 and $26,245 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2008	$52,394
2009	52,394
2010	52,394
2011	52,394
2012	52,394

$261,970

15.	Other payables and accrued expenses

	As of December 31,
	2007	2006

Accrued audit fee	$95,970	$90,678
Interest payable	184,763	-
Other accrued expenses	159,552	137,839
Other tax payable	437,785	37,690
Payable for acquisition of property, plant and equipment	827,172	133,275
Staff welfare payable - Note	146,524	132,699
Payable for acquisition of Jinzhou Dongwoo
- Note 4	-	2,420,000
Other payables	561,374	169,352

	$2,413,140	$3,121,533

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.	Other payables and accrued expenses (Cont’d)

Note :-

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

16.	Provision for warranty

	As of December 31,
	2007	2006

Balance, January 1	$1,049,344	$914,403
Claims paid for the year	(1,362,636)	(843,026)
Additional provision for the year	1,368,760	945,871
Translation adjustments	69,187	32,096

Balance, December 31	$1,124,655	$1,049,344

17.	Amount due from a related company / to an unconsolidated affiliate

The related company is controlled by certain of the Company’s stockholders which include Qingjie Zhao. These amounts are interest-free, unsecured and repayable on demand.

18.	Secured bank loans

	As of December 31,
	2007	2006
Short-term loan, interest rates ranging from 5.67% to 6.84 % per annum	$10,282,500	$14,326,831
Long-term loan - due 2009, interest charge at 6.57% per annum	5,484,000	-
- due 2009 to 2013, interest charge at EURIBOR rate plus 2.85% per annum	12,138,186	-

	17,622,186	-

	$27,904,686	$14,326,831

As of December 31, 2007, the Company’s banking facilities are composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$30,390,820	$27,904,686	$2,486,134

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Secured bank loans (Cont’d)

The above banking loans were secured by the following :-

(a)	Property, plant and equipment with carrying value of $8,212,992 respectively (Note 13);

(b)	Land use right with carrying value of $582,967 (Note 14);

(c)	Certain trade receivables of approximately $980,265 were factored to a bank with recourse as collateral under invoice discount agreement;

(d)
Guarantees executed by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang; and

(e)	Guarantees executed by a related company controlled by the Company’s CEO and director Qingjie Zhao.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

19.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2007, the Company had capital commitments amounting to $1,433,479 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of December 31, 2007, the Company had one non-cancelable operating lease for its warehouses. The leases will expire in 2010 and the expected payment is $7,728.

The rental expense relating to the operating leases was $2,840 and $1,302 for the two years ended December 31, 2007 and 2006 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Common stock

On December 10, 2007, the Company entered into certain securities purchase agreements (collectively, the “Securities Purchase Agreement”) with certain accredited investors (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors a total of 3,000,000 shares of the Company’s common stock at a price per share of $8.65, which represents approximately 11.1% of the issued and outstanding capital stock of the Company as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of $25,950,000. The proceeds will be used for working capital and general corporate purposes. The transactions were completed on December 13, 2007.

In connection with Securities Purchase Agreement, the Company also entered into certain registration rights agreements (“collectively, the “Registration Rights Agreement”) with the Investors, pursuant to which, among other things, the Company agreed to register the Shares within a pre-defined period. Under the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) under the Securities Act of 1933 on Form S-3 covering the resale of the Shares issued to the Investors under the Securities Purchase Agreement. The Company is subject to registration delay penalty payments in the amounts prescribed by the Registration Rights Agreement if it is unable to file the Registration Statement or cause it to become effective or maintain its effectiveness as required by the Registration Rights Agreement. The Form S-3 has been filed by the Company as required by the Registration Rights Agreement.

21.	Statutory and other reserves

The Company’s statutory and other reserves comprise statutory reserve and enterprise expansion fund of Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Wanyou in the PRC.

	As of December 31,
	2007	2006

Statutory reserve	$4,802,426	$3,093,031
Enterprise expansion fund	55,234	55,234

	$4,857,660	$3,148,265

Statutory reserve

Under PRC regulations, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Wonder and Wonder Motor may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Statutory and other reserves (Cont’d)

Enterprise expansion fund

In accordance with the relevant laws and regulations of the PRC and articles of association of Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Wonder and Wonder Motor, the appropriation of income to this fund is made in accordance with the recommendation of the board of directors of the respective company. Upon approval by the board, it can be used for future expansion or to increase registered capital.

22.	Defined contribution plan

The Company and its qualified employees are each required to make contributions to the plan at the rates specified in the plan organized by the PRC municipal and provincial governments which covers pensions, unemployment and medical insurances, and staff housing fund. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of profit. The Company contributed $681,944, $490,519 and $417,824 for the year ended December 31, 2007, 2006 and 2005, respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternator, starter and rods and shafts and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Alternator, starter and rods and shafts.

	Alternators			Starters			Rods and shafts			Total
	Years ended December 31			Years ended December 31			Years ended December 31			Years ended December 31
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Revenue from external customers	$59,790,042	$45,216,38	$30,118,341	$35,014,035	$26,934,445	$17,944,464	$7,279,645	$-	$-	$102,083,722	$72,150,483	$48,062,805
Interest income	57,177	41,954	17,844	31,463	24,154	10,632	16,631	-	-	105,271	66,108	28,476
Interest expenses	1,039,895	507,310	383,085	368,790	300,383	228,241	-	-	-	1,408,685	807,693	611,326
Amortization	42,945	19,295	16,661	10,977	10,357	9,926	36,790	-	-	90,712	29,652	26,587
Depreciation	1,619,077	1,174,059	963,870	294,740	227,482	194,691	100,228	-	-	2,014,045	1,401,541	1,158,561
Segment profit	11,103,589	4,835,128	3,904,964	4,560,488	4,818,079	3,384,753	1,822,949	-	-	17,487,026	9,653,207	7,289,717
Segment assets	79,027,844	54,860,505	35,053,650	37,624,611	22,308,718	16,990,104	23,278,939	-	-	139,931,394	77,169,223	52,043,754
Expenditure for
segment assets	$5,732,146	$1,685,790	$1,292,607	$1,533,523	$1,951,822	$770,284	$754,133	$-	$-	$8,019,802	$3,637,612	$2,062,891

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Years ended December 31,
	2007	2006	2005

Total consolidated revenue	$102,083,722	$72,150,483	$48,062,805

Total profit for reportable segments	$17,487,026	$9,653,207	$7,289,717
Unallocated amounts relating to
relating to operations:
Interest income	6,513	30,702	63
Other income	16,203	18,418	9,753
Other general expenses	(468,987)	(106,563)	(1,351)

Income before income taxes	$17,040,755	$9,595,764	$7,298,182

	As of December 31,
	2007	2006	2005
Assets

Total assets for reportable segments	$139,931,394	$77,169,223	$52,043,754
Cash and cash equivalents	2,421,363	830,917	9,008
Marketable securities	-	-	37,159
Other receivables	39,948	-	-
Property, plant and equipment	4,030	-	-

	$142,396,735	$78,000,140	$52,089,921

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Years ended December 31,
	2007	2006	2005

PRC	$92,328,725	$68,686,842	$47,416,125
Others	9,754,997	3,463,641	646,680

Total	$102,083,722	$72,150,483	$48,062,805

24.	Subsequent events

(i)
On January 1, 2008, Wonder entered into an agreement with Winning pursuant to which Wonder agreed to acquire Winning’s 50% equity interest in Jinzhou Hanhua Electrical Systems Co., Ltd. (“Jinzhou Hanhua”) at a cash consideration of $4.08 million (RMB 29.75 million). Upon completion of the transaction, Jinzhou Hanhua is considered as a subsidiary of the Company as Wonder obtained control over Jinzhou Hanhua in January, 2008 by appointing more than half of members in the board of directors in accordance with Jinzhou Hanhua’s Memorandum and Articles of Association.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Subsequent events (Cont’d)

The consideration is scheduled to be paid by Wonder in two installments. The first installment of approximately $3.1 million (RMB 22.55 million) was fully paid by January 28, 2008. The second installment of approximately $0.98 million (RMB 7.2 million) will be paid if Jinzhou Hanhua achieves minimum net income of approximately $1.17 million (RMB 8.5 million) for the fiscal year ending 31 December 2008. If Jinzhou Hanhua fails to achieve the minimum net income threshold, the second installment will be proportionately reduced. No premium will be payable by Wonder if Jinzhou Hanhua exceeds the minimum net income threshold.

(ii)
January 25, 2008, stockholders of CIL and ECL resolved to surrender the right of entitlement to the second tranche of 1,650,000 shares placed with the escrow agent to Xiangdong Gao under the escrow agreement for the fiscal year ended December 31, 2007 respectively. On the same date, separate agreement was signed between CIL, ECL and Xiangdong Gao whereby both CIL and ECL have agreed to give the right of the entitlement to the aforementioned escrowed shares related to the fiscal year ended December 31, 2007 to Xiangdong Gao as a gift (that is for nil consideration). Xiangdong Gao is a beneficial stockholder of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONDER AUTO TECHNOLOGY, INC.

February 20, 2008	By:/s/ Qingjie Zhao
(Date Signed)	Qingjie Zhao, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Qingjie Zhao	President , Director and Chief Executive Officer (Principal
Qingjie Zhao	Executive Officer)	February 20, 2008

/s/ Meirong Yuan	Chief Financial Officer (Principal Financial Officer and Principal
Meirong Yuan	Accounting Officer)	February 20, 2008

Exhibit Index

Exhibit No.	Description
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

10.15
Lease Agreement, dated November 8, 2005, by and among Beijing International Technological Cooperation Center Wang Jing Tower Company, JinZhou Halla Electrical Equipment Co., Ltd. And Beijing Zhucheng Real Property Management Company. [Incorporated by reference as Exhibit 10.15 to the Company’s current report on Form 8-K filed on June 22, 2006] .

10.16
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Qingjie Zhao. [Incorporated by reference as Exhibit 10.16 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.17
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Yuncong Ma. [Incorporated by reference as Exhibit 10.17 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.18
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Meirong Yuan. [Incorporated by reference as Exhibit 10.18 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.19
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Seuk Jun Kim. [Incorporated by reference as Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.20
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Yuguo Zhao. [Incorporated by reference as Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.21
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Yongdong Liu. [Incorporated by reference as Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006].**

10.22
Consulting Agreement, dated April 22, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.22 to the Company’s current report on Form 8-K filed on June 22, 2006].**

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

10.33
English summary of Credit Facility Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference as Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on November 1, 2007].

10.34
English summary of Short-Term Loan Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference as Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on November 1, 2007].

10.35
English summary of Maximum Amount Mortgage Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference as Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on November 1, 2007].

10.36	Form of the Stock Purchase Agreement, dated December 10, 2007. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 12, 2007].

10.37	Form of the Registration Rights Agreement, dated December 10, 2007. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 12, 2007].

14	Code of Ethics. [Incorporated by reference as Exhibit 14 to the Company’s annual report on Form 10-KSB filed on March 30, 2005].

21	Revised list of subsidiaries of the Company.*

23
Consent of PKF to the incorporation by reference in the Registration Statement No. 333-148637 of the Company on Form S-3 of our reports dated February 15, 2008 relating to the consolidated financial statements of the Company as of and for the year ended December 31, 2007.

24	Power of Attorney. *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Promissory Note, dated June 27, 2005 [Incorporated by reference as Exhibit 99.1 to the Company’s quarterly report on Form 10-QSB filed on August 15, 2005].

* filed herein.