Form 10-Q
period 2008-03-31
Wonder Auto Technology, Inc
filed 2008-05-14
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

(86) 416-518-6632 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	࿠		Accelerated Filer	࿠
Non-Accelerated Filer	࿠	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ࿠ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2008 and 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Cash Flows	4 - 5

Notes to Condensed Consolidated Financial Statements	6 - 20

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31
	2008	2007

Net sales	$31,116,707	$21,566,796
Cost of sales	(22,943,936)	(16,251,790)

Gross profit	8,172,771	5,315,006

Operating expenses
Administrative expenses	1,338,373	666,566
Research and development costs	377,557	263,446
Selling expenses	707,857	651,616

	2,423,787	1,581,628

Income from operations	5,748,984	3,733,378
Interest income	112,470	16,709
Other income	105,063	23,795
Finance costs	(1,066,172)	(419,392)
Equity in net income of an unconsolidated affiliate	-	34,147

Income before income taxes	4,900,345	3,388,637
Income taxes - Note 4	(430,817)	(466,814)
Minority interests	(483,745)	(209,371)

Net income	$3,985,783	$2,712,452

Other comprehensive income Foreign currency translation adjustments	2,188,902	367,329

Total comprehensive income	$6,174,685	$3,079,781

Earnings per share: basic and diluted	$0.15	$0.11

Weighted average number of shares outstanding:
basic and diluted	26,959,994	23,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$17,975,619	$26,102,993
Restricted cash	6,695,984	8,613,262
Trade receivables (net of allowance of doubtful accounts of $67,728 in 2008 and $37,071 in 2007)	39,921,553	38,124,411
Bills receivable	12,367,209	11,766,478
Advances to staff	328,202	314,964
Other receivables, prepayments and deposits	2,665,097	1,320,483
Inventory - Note 5	17,452,766	12,634,786
Amount due from a related company	77,374	74,822
Deferred taxes	204,673	307,338

Total current assets	97,688,477	99,259,537
Intangible assets - Note 6	17,916,589	16,873,051
Property, plant and equipment, net - Note 7	29,758,214	22,516,900
Land use right	2,799,359	1,235,029
Deposit for acquisition of property, plant and equipment	1,995,922	2,072,458
Deferred taxes	658,355	439,760

TOTAL ASSETS	$150,816,916	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$18,354,432	$12,726,989
Bills payable	10,567,200	15,903,600
Other payables and accrued expenses	3,198,440	2,413,140
Provision for warranty - Note 8	1,258,448	1,124,655
Income tax payable	547,964	666,589
Secured short-term bank loans - Note 9	6,940,473	10,282,500

Total current liabilities	40,866,957	43,117,473

Secured long-term bank loans - Note 9	19,359,606	17,622,186

TOTAL LIABILITIES	60,226,563	60,739,659

COMMITMENTS AND CONTINGENCIES - Note 10

MINORITY INTERESTS	5,973,275	3,214,683

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized 90,000,000 shares, issued and outstanding 26,959,994 shares in 2008 and 2007	2,696	2,696
Additional paid-in capital	44,870,304	44,870,304
Statutory and other reserves	4,857,660	4,857,660
Accumulated other comprehensive income	6,610,934	4,422,032
Retained earnings	28,275,484	24,289,701

TOTAL STOCKHOLDERS’ EQUITY	84,617,078	78,442,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,816,916	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2008	2007

Cash flows from operating activities
Net income	$3,985,783	$2,712,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	721,576	445,132
Amortization of intangible assets and land use right	34,476	13,158
Deferred taxes	(85,579)	7,454
Provision for doubtful debts	28,504	5,533
Provision (recovery) of obsolete inventory	89,171	(22,720)
Equity in net income of an unconsolidated affiliate	-	(34,147)
Minority interests	483,745	209,371
Exchange loss on translating of monetary assets and liabilities	480,381	-
Loss on disposal of property, plant and equipment	(1,205)	-
Changes in operating assets and liabilities:
Trade receivables	162,770	(1,102,316)
Bills receivable	1,738,842	(4,951,887)
Other receivables, prepayments and deposits	(116,494)	(225,679)
Advances to staff	(140)	37,742
Inventory	(3,470,261)	(1,677,966)
Trade payables	4,514,176	2,673,792
Bills payable	(5,896,500)	(1,988,059)
Amount due to an unconsolidated affiliate	-	62,029
Amount due from a related company	547	-
Other payables and accrued expenses	(1,823,881)	104,787
Provision for warranty	85,207	(78,866)
Income tax payable	(143,264)	43,200

Net cash flows provided by (used in) operating activities	787,854	(3,766,990)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2008	2007

Cash flows from investing activities
Payment to acquire intangible assets	(4,152)	-
Payments to acquire and for deposit for acquisition of property, plant and equipment	(2,942,933)	(1,932,319)
Proceeds from sales of property, plant and equipment	76,570	-
Decrease in restricted cash	2,227,576	956,907
Installment payments for acquisition of Jinzhou Dongwoo	-	(400,000)
Net cash paid to acquire Jinzhou Hanhua - Note 3	(3,042,676)	-
Net cash paid to acquire Jinzhou Karham - Note 3	(703,712)	-

Net cash flows used in investing activities	$(4,389,327)	$(1,375,412)

Cash flows from financing activities
Repayment of bank loans	(6,095,280)	(7,977,971)
New bank loans	1,102,008	10,874,139

Net cash flows (used in) provided by financing activities	(4,993,272)	2,896,168

Effect of foreign currency translation on cash and cash equivalents	467,371	107,837

Net decrease in cash and cash equivalents	(8,127,374)	(2,138,397)

Cash and cash equivalents - beginning of period	26,102,993	8,203,699

Cash and cash equivalents - end of period	$17,975,619	$6,065,302

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$187,140	$222,702
Income taxes	$599,198	$416,161

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

The principal activities of the Company and its subsidiaries principally engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters, alternators and suspension products, in the People’s Republic of China (the “PRC”).

On April 2, 2007, Wonder Auto Limited (“Wonder”) and Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”) acquired the remaining 79.59% equity interest in Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”) in two separately negotiated equity purchase transactions between Wonder and Jinzhou Halla and the aforesaid two former equity owners of Jinzhou Wanyou. In the first transaction, Wonder entered into a Share Purchase Agreement with Hong Kong Friend Birch Limited, a Hong Kong corporation, which held 40.81% equity interest in Jinzhou Wanyou. In the second transaction, Jinzhou Halla entered another Share Purchase Agreement with Jinzhou Wonder Auto Suspension System Co., Ltd., which held 38.78% equity ownership in Jinzhou Wanyou. After the completion of these two equity purchase transactions, Jinzhou Wanyou became a wholly-owned subsidiary of the Company.

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

On January 1, 2008, Wonder entered into an agreement with Winning International Development Limited (“Winning”) pursuant to which Wonder agreed to acquire Winning’s 50% equity interest in Jinzhou Hanhua Electrical Systems Co., Ltd. (“Jinzhou Hanhua”) at a cash consideration of $4.10 million (RMB 29.75 million). Upon the completion of the transaction on January 1, 2008, Jinzhou Hanhua was considered as a subsidiary of the Company as Wonder obtained control over Jinzhou Hanhua by appointing more than half of members in the board of directors in accordance with Jinzhou Hanhua’s amended Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members. Jinzhou Hanhua is engaged in design, manufacture and sales of armatures for various automotive starters and oil pumps. More details and accounting treatment on the investment in Jinzhou Hanhua are set forth in Note 3.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont’d)

On February 19, 2008, Wonder entered into an agreement with Koma Co., Ltd. (“Koma”), a corporation duly formed under the law of Republic of Korea and an independent third party, pursuant to which Wonder agreed to acquire Koma’s 65% equity interest in Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”) at a cash consideration of $0.82 million. Upon the completion of the transaction on Febraury 19, 2008, Jinzhou Karham became a subsidiary of the Company. Jinzhou Karham is engaged in design, manufacture and sales of carbon brush assembly of various automotive starters. More details and accounting treatment on the investment in Jinzhou Karham are set forth in Note 3.

2.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

On January 1, 2008, the Company acquired 50% equity interest in Jinzhou Hanhua from Winning at a cash consideration of $4.10 million (RMB29.75 million). Upon the completion of the transaction on January 1, 2008, Jinzhou Hanhua was considered as a subsidiary of the Company as Wonder obtained control over Jinzhou Hanhua by appointing more than half of members in the board of directors in accordance with Jinzhou Hanhua’s amended Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The consideration is scheduled to be paid by Wonder in two installments. The first installment of approximately $3.1 million (RMB 22.55 million) was fully paid on January 28, 2008. The second installment of approximately $1 million (RMB 7.2 million) will be paid if Jinzhou Hanhua achieves minimum net income of approximately $1.17 million (RMB 8.5 million) for the fiscal year ending 31 December 2008. If Jinzhou Hanhua fails to achieve the minimum net income threshold, the second installment will be proportionately reduced. No premium will be payable by Wonder if Jinzhou Hanhua exceeds the minimum net income threshold. As of March 31, 2008, the second installment of $1 million was included in the cost of acquisition as the management believed that, based on the net income forecast of Jinzhou Hanhua for the fiscal year ending December 31, 2008, Jinzhou Hanhua will achieve the minimum net income threshold.

The following table summarizes the allocation of the purchase price reflecting the fair values of Jinzhou Hanhua’s each major class of assets acquired and liabilities assumed at the date of acquisition :

January 1,
2008

Cash and cash equivalents	$57,324
Trade receivables, net	391,215
Bills receivable	1,582,272
Other receivables, prepayments and deposits	869,470
Inventory	668,053
Amount due from Jinzhou Halla	1,250,200
Property, plant and equipment, net	3,420,962
Land use right	1,175,620
Trade payables	(1,686,017)
Bank borrowings	(1,672,620)
Income tax payable	(54,668)
Other payables and accrued expenses	(1,243,997)
Minority interests	(1,646,151)

Fair value of net assets acquired	3,111,663
Goodwill	986,133

Initial purchase price of acquisition	$4,097,796

Satisfied by:-

Cash payment	$3,100,000
Outstanding amount included in other payable and accrued expenses	997,796

$4,097,796

Net cash paid to acquire Jinzhou Hanhua	$3,042,676

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

As of March 31, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $0.99 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $3.11 million at the time of acquisition on January 1, 2008.

On February 19, 2008, the Company acquired 65% equity interest in Jinzhou Karham from Koma at a cash consideration of $0.82 million. Upon the completion of the transaction, Jinzhou Karham became a subsidiary of the Company. The negative goodwill of $0.19 million, representing the excess of the fair value of identifiable net assets of Jinzhou Karham amounting to $1.01 million over its purchase price amounting to $0.82 million, was allocated on a pro rata basis to long-lived assets at the date of acquisition.

The following table summarizes the allocation of the purchase price reflecting the fair values (after the allocation of negative goodwill) of Jinzhou Karham’s each major class of assets acquired and liabilities assumed at the date of acquisition:

February 19,
2008

Cash and cash equivalents	$116,288
Bills receivable	209,550
Other receivables, prepayments and deposits	311,728
Inventory	121,515
Amount due from Jinzhou Halla	312,249
Property, plant and equipment, net	505,042
Land use right	302,128
Trade payables	(372,099)
Bank borrowings	(100,584)
Other payables and accrued expenses	(218,897)
Minority interests	(366,920)

Fair value of net assets acquired	$820,000

Satisfied by:-

Cash payment	$820,000

Net cash paid to acquire Jinzhou Karham	$703,712

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Karham for three months ended March 31, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2008:

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

	(Pro Forma)
	Three months ended March 31,
	2008	2007

Revenue	$31,116,707	$21,566,796
Net income	$4,023,094	$2,712,452
Earnings per share: basic and diluted	$0.15	$0.11

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Goodwill

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo (i)	$3,115,227	$3,115,227
Jinzhou Wanyou (ii)	12,159,392	12,159,392
Jinzhou Hanhua(iii)	986,133	-

	$16,260,752	$15,274,619

(i)
The amount represents a goodwill identified upon acquisition of Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”) amounting to $2.77 million which represents the excess of the purchase price of $4.85 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Dongwoo of $2.08 million at the time of acquisition on August 23, 2006.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Goodwill (cont’d)

(ii)
The amount represents a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $12.16 million which represents the excess of the initial purchase price of $14.42 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

(iii)
The amount represents a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $0.99 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $3.11 million at the time of acquisition on January 1, 2008.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of March 31, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31
	(Unaudited)
	2008	2007

Beijing Hyundai Motor Company	$4,725,030	$4,106,475
Harbin Dongan Automotive Engine Manufacturing Company Limited	3,825,700	2,838,642
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Company Limited	2,492,844	3,783,607

	$11,043,574	$10,728,724

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the U.S. federal income tax at a tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder was incorporated in the BVI and, under the current laws of the BVI, not subject to income taxes.

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham in the PRC is charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham were entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004. Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and we expect will be subject to a tax rate of 12.5% for 2008. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007. Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2009, 2010 and 2011. The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005. Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and we expect will be subject to a tax rate of 12.5% for 2008 and 2009. Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008. Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012. Wonder Motor and Jinzhou Wonder is subject to a tax rate of 25%.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

PRC (Cont’d)

Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham, as FIEs, were entitled to another special tax concession which allows an amount equivalent to 40% qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule to be used as an offset against the excess of the current year’s CIT over the prior year’s CIT. Jinzhou Halla and Jinzhou Dongwoo were entitled to another special tax concession. An amount equivalent to 50% of the current year’s domestic development expenses can be used as an offset against CIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of March 31, 2008.

5.	Inventory

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$5,769,768	$4,101,852
Work-in-progress	1,250,885	665,959
Finished goods	10,728,557	8,085,326

	17,749,210	12,853,137
Provision for obsolete inventory	(296,444)	(218,351)

	$17,452,766	$12,634,786

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

6.	Intangible assets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs:
Goodwill - Note 3	$16,260,752	$15,274,619
Customer contracts	49,053	49,053
Know-how	1,638,885	1,573,467
Trademarks and patents	21,808	16,866

	17,970,498	16,914,005
Accumulated amortization	(53,909)	(40,954))

Net	17,916,589	$16,873,051

7.	Property, plant and equipment

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$10,984,965	$6,917,618
Plant and machinery	25,354,281	20,105,152
Furniture, fixtures and equipment	949,222	624,844
Tools and equipment	1,800,458	1,617,317
Leasehold improvements	312,336	299,868
Motor vehicles	1,085,507	891,374

	40,486,769	30,456,173
Accumulated depreciation	(11,590,005)	(10,462,764)
Construction in progress	861,450	2,523,491

Net	$29,758,214	$22,516,900

(i)	Pledged property, plant and equipment

As of March 31, 2008, certain property, plant and equipment with aggregate net book value of $6,677,909 was pledged to bank to secure general banking facilities (note 9a).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

8.	Provision for warranty

(Unaudited)

Balance as of January 1, 2008	$1,124,655
Claims paid for the period	(310,093)
Additional provision for the period	397,128
Translation adjustments	46,758

Balance as of March 31, 2008	1,258,448

9. Secured bank loans

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 6.57% to 7.29 % per annum	$6,940,473	$10,282,500
Long-term loan - due 2010, interest charge at 6.57% to 6.83% per annum	6,226,080	5,484,000
- due 2010 to 2014, interest charge at EURIBOR rate plus 2.85% per annum	13,133,526	12,138,186

	19,359,606	17,622,186

	$26,300,079	$27,904,686

As of March 31, 2008, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	26,571,399	26,300,079	271,320

The above bank loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $6,677,909 (note 7);

(b)
Guarantees executed by a related company controlled by certain of the Company’s stockholders including Qingjie Zhao, Xiangdong Gao, Meina Zhang, Qing Lin, Yuquan Zhou, Chengyu Zhang and Chenye Zhang; and

(c)	Guarantees executed by a related company controlled by the Company’s CEO and director Qingjie Zhao.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

10.	Commitments and contingencies

Capital commitment

As of March 31, 2008, the Company had capital commitments amounting to $4,595,922 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

11.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $185,881 and $120,896 for the three months ended March 31, 2008 and 2007 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

12.	Segment information

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

	Alternators Three months ended March 31, (Unaudited)		Starters Three months ended March 31, (Unaudited)		Rods and shafts Three months ended March 31, (Unaudited)		Total Three months ended March 31, (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$15,214,999	$13,917,174	$11,431,955	$7,649,622	$4,469,753	$-	$31,116,707	$21,566,796
Interest income	18,542	10,109	12,930	5,296	5,037	-	36,509	15,405
Interest expenses	292,977	204,948	234,690	112,355	-	-	527,667	317,303
Amortization	11,152	10,577	16,270	2,581	12,263	-	39,685	13,158
Depreciation	508,763	370,513	165,770	74,619	46,707	-	721,240	445,132
Segment profit	2,297,015	2,425,362	1,490,642	1,000,369	1,250,913	-	5,038,570	3,425,731
Expenditure for segment assets	$963,076	$1,293,480	$500,346	$638,839	$1,428,340	$-	$2,891,762	$1,932,319

	Alternators		Starters		Rods and shafts		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$70,984,997	$79,027,844	$46,202,008	$37,624,611	$23,769,140	$23,278,939	$140,956,145	$139,931,394

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

12.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31
	(Unaudited)
	2008	2007

Total consolidated revenue	$31,116,707	$21,566,796

Total profit for reportable segments	$5,038,570	$3,425,731
Unallocated amounts relating to operations:
Interest income	75,961	1,304
Other income	-	10,140
Finance costs	(10,110)	(303)
Other general expenses	(204,076)	(48,235)

Income before income taxes	$4,900,345	$3,388,637

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$140,956,145	$139,931,394
Cash and cash equivalents	9,580,352	2,421,363
Other receivables	125,050	39,948
Intangible assets	314	-
Property, plant and equipment	155,055	4,030

	$150,816,916	$142,396,735

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31
	(Unaudited)
	2008	2007

PRC	$26,059,557	$20,525,906
South Korea	3,070,042	983,827
Brazil	968,499	-
Mexico	691,098	-
United States	146,341	56,216
Others	181,170	847

Total	$31,116,707	$21,566,796

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

13.	Subsequent events

(a)
On April 9, 2008, Wonder acquired 22.49% ownership interest in Money Victory Limited (“Money Victory”) from Ms. Lin Tan (“Ms. Tan”), the sole owner of Money Victory, at a cash consideration of $5 million pursuant to a Stock Purchase Agreement dated April 9, 2008, between Wonder and Ms. Tan (the “Stock Purchase Agreement”).

Money Victory is a holding company organized under the law of British Virgin Islands with no active business operations. Money Victory is the beneficial owner of 15,438,612 shares of common stock (the “Common Stock”) of Nevstar Corporation (“Nevstar”), which represents 61.75% of Nevstar’s issued and outstanding shares of the Common Stock at March 31, 2008. Nevstar is a Nevada Holding company for several direct and indirect subsidiaries in the British Virgin Islands and PRC. Nevstar’s principal business operations are conducted through Fuxin Hengrui Technology Co., Ltd., a China-based company which is primarily engaged in manufacturing and sales of glass and glass products.

Under the Stock Purchase Agreement, shares of Common Stock continue to be owned and held by Money Victory and cannot be transferred by Money Victory to Wonder until such time that such transfer complies in all respects with U.S. securities laws. Additionally, Wonder, upon 30 days written notice, may require Ms. Tan to repurchase shares of Money Victory owned by Wonder for cash at a price that equates to an annualized return to Wonder of no less than 20% of the amount originally invested in Money Victory. Wonder’s investment is also subject to a so-called “make good” provision, of which Ms. Tan will be required to transfer 347,222 shares and 347,222 shares of common stock of Nevstar to Wonder at zero consideration in the event that Nevstar fails to attain net income of $10 million in 2008 and $14 million in 2009 respectively.

(b)
On April 30, 2008, the Board of Directors of the Company adopted Wonder Auto Technology, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and directed that it will be submitted to the shareholders of the Company for approval at the 2008 Annual Meeting of shareholders which is expected to occur on June 20, 2008.

A maximum of 3,500,000 shares of common stock of the Company (subject to adjustment as described in the 2008 Plan) may be issued under the 2008 Plan. Employees, officers, directors, and consultants of the Company and its subsidiaries are eligible to receive stock options, restricted stock, restricted stock units, stock appreciation rights, and other share-based awards (“Award”). Incentive stock options may be granted only to employees.

The 2008 Plan is currently being administered by the Company’s compensation committee which is comprised of three independent directors. The 2008 Plan became effective on April 30, 2008 when it was adopted by the Board, so long as it is approved by the Company’s stockholders at any time within 12 months of such adoption. If the stockholders fail to approve the 2008 Plan within one year before or after the effective date, any Awards granted thereunder will be null and void and of no effect. The 2008 Plan has a term of 10 years unless it is terminated sooner by the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

OVERVIEW

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”), Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”), Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”), Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”) and Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”) are primarily engaged in designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, and suspension products in China. We have been producing alternators and starters in China since 1997. In 2007, we ranked second in sales revenue in China in the market for automobile alternators and starters.

Most of our products are used in passenger cars, especially smaller engine vehicles with engine displacement between 1.3 liters and 2.0 liters. We offer over 150 different models of alternators and over 70 different models of starters. In addition, we have begun to manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.

We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China, and we are increasingly exporting our products to the international market.

In the first quarter of 2008, we made two strategic acquisitions of suppliers. On January 1, 2008, we acquired a 50% ownership interest in Jinzhou Hanhua, a manufacturer of armature for automotive starters, for a total cash consideration of $4.10 million. On February 19, 2008, we acquired a 65% ownership interest in Jinzhou Karham for a total cash consideration of $820,000. Jinzhou Karham is principally engaged in the business of manufacturing, marketing and selling of carbon brushes and other components for automotive alternators and starters. We believe the acquisitions of Jinzhou Hanhua and Jinzhou Karham will reduce our cost of raw materials and components and increase our competitive strength.

Recent Developments

On April 9, 2008, our subsidiary Wonder Auto Limited acquired a 22.49% ownership interest in Money Victory Limited from Lin Tan, the sole owner of Money Victory Limited, for a total cash consideration of $5 million. Money Victory Limited is the beneficial owner of 61.75% of common stock of Nevstar Corporation (“Nevstar”). Nevstar’s principal business operations are conducted through Fuxin Hengrui Technology Co., Ltd., a China-based company which is primarily engaged in manufacturing and sales of glass and glass products. Please see our Current Report on Form 8-K filed on April 14, 2008 for more details.

On April 30, 2008, our board of directors adopted Wonder Auto Technology, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) and directed that it be submitted to the shareholders of the Company for approval at the 2008 Annual Meeting of shareholders which is expected to occur on June 20, 2008. A maximum of 3,500,000 shares of common stock of the Company (subject to adjustment as described in the 2008 Plan) may be issued under the 2008 Plan. Employees, officers, directors, and consultants of the Company and its subsidiaries are eligible to receive stock options, restricted stock, restricted stock units, stock appreciation rights, and other share-based awards. Incentive stock options may be granted only to employees. Please see our Current Report on Form 8-K filed on May 5, 2008 for more details.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the first fiscal quarter of 2008, which resulted in continued growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the first quarter of 2008 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on this growth trend during the first fiscal quarter of 2008. Our first fiscal quarter financial results also reflected an increase in exports of our products to foreign countries. Exports accounted for approximately 16.3% of our total sales revenue in the first quarter of 2008.

The following are some financial highlights for the first quarter of 2008:

Sales Revenue: Sales revenue increased $9.6 million, or 44.3%, to $31.1 million for the first quarter of 2008 from $21.6 million for the same period last year.

Gross Margin: Gross margin was 26.3% for the first quarter of 2008, as compared to 24.6% for the same period in 2007.

Net Income: Net income increased $1.3 million, or 46.9%, to $4.0 million for the first quarter of 2008, from $2.7 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.15 for the first quarter of 2008, as compared to $0.11 for the same period last year.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended March 31, 2008		3-Month Period Ended March 31, 2007
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$31,117	100%	$21,567	100%
Cost of sales	22,944	73.7%	16,252	75.4%

Gross profit	8,173	26.3%	5,315	24.6%

Operating expenses
Administrative expenses	1,338	4.3%	667	3.1%
Research and development costs	378	1.2%	263	1.2%
Selling expenses	708	2.3%	652	3.0%
Total operating expenses	2,424	7.8%	1,582	7.3%

Income before income taxes	4,900	15.7%	3,389	15.7%
Income taxes	431	1.4%	467	2.2%
Minority interests	484	1.6%	209	1.0%

Net Income	3,986	12.8%	2,713	12.6%

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, and increasingly from the sale of rods and shafts for use in shock absorbers, alternators and starters. Sales revenue increased $9.6 million, or 44.3%, to $31.1 for the three months ended March 31, 2008 from $21.6 million for the same period ended on March 31, 2007. This increase was mainly attributable to the increased market demand for our alternator and starter products in China and an increase in sales revenue from exports, in part, due to our acquisition of Jinzhou Wanyou as discussed below. Sales revenue from exports constituted approximately 16.3% of our total sales revenue for the three months ended March 31, 2008, as compared to 4.8% for the same period last year. After Jinzhou Wanyou became our wholly-owned subsidiary in April 2007, we consolidated the financial results of Jinzhou Wanyou in the second quarter of 2007. Since most of Jinzhou Wanyou’s products were exported, the addition of Jinzhou Wanyou, which has sales revenue of $4.5 million in the first quarter of 2008, contributed significantly to our increase in sales revenue from exports.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased $6.7 million, or 41.2%, to $22.9 million for the three months ended March 31, 2008 from $16.3 million during the same period in 2007. This increase was mainly due to the increase of our sales volume. As a percentage of net revenues, the cost of sales decreased to 73.7% during the three months ended March 31, 2008 from 75.4% in the same period of 2007. We were able to benefit from economies of scale due to the significant increase in sales volume which reduced our per unit costs of products. The decrease of our cost of sales on a percentage basis also resulted from the change of product mix. In the first quarter of 2008, a larger portion of our total sales revenue was generated from sales of alternators and starters with larger displacement, as well as the high margin rods and shafts. Our alternator product line has a higher profit margin than our starter product line and alternators and starters with large displacement generally have a higher margin than alternators and starters with small displacement. Our sales of rods and shafts constituted approximately 14% of the total sales revenue in the first quarter of 2008.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $2.9 million, or 53.8%, to $8.2 million for the three months ended March 31, 2008 from $5.3 million for the same period in 2007. Gross profit as a percentage of net revenues was 26.3% for the three-month period ended March 31, 2008, as compared to 24.6% during the same period in 2007. Such percentage increase was mainly due to the decrease of cost of sales on a percentage basis as discussed above.

Total Operating Expenses. Our total operating expenses increased $842,159 million, or 53.2%, to $2.4 million for the three months ended March 31, 2008 from $1.6 million for the same period in 2007. As a percentage of sales revenue, our total expenses increased to 7.8% for the three months ended March 31, 2008 from 7.3% for the same period in 2007. The percentage increase was primarily attributable to the increase of administrative expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $671,807, or 100.8%, to $1.3 million for the three months ended March 31, 2008, from approximately $666,566 for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 4.3 % for the three months ended March 31, 2008, as compared to 3.1% for the same period in 2007. This dollar and percentage increase was primarily attributable to the consolidation of Jinzhou Hanhua and Jinzhou Karham and the increased professional expenses related to the costs of being a public reporting company after we moved to the Nasdaq Global Market. We acquired Jinzhou Hanhua and Jinzhou Karham in the first quarter of 2008. Because both companies are our suppliers, the addition of these two companies increased our administrative costs, but did not increase our sales revenue.

Research and Development Costs. Research and development costs consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $114,112, or 43.3%, to $377,557 for the three months ended March 31, 2008 from $263,446 for the same period in 2007. As a percentage of sales revenue, research and development costs remained at 1.2% for the three months ended March 31, 2008. The Company expects to increase the amount of investments in research and development as revenues increase and will maintain the ratio of research and development costs to total sales revenue at approximately 1%.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $56,241 to $707,857 for the three months ended March 31, 2008 from $651,616 for the same period in 2007. As a percentage of sales revenue, our selling expenses were 2.3% for the three months ended March 31, 2008, which was 3.0% in the first quarter last year. The increase in the amount of selling expenses was mainly attributable to the consolidation of Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham.

Income before Income Taxes. Income before income taxes increased $1.5 million or 44.6%, to $4.9 million during the three months ended March 31, 2008 from $3.4 million during the same period in 2007. Income before income taxes as a percentage of sales revenue remained at 15.7% during the three months ended March 31, 2008. The amount increase was primarily attributable to the significant increase of sales revenue and the increase of gross margin.

Provision for Income Taxes.

United States

Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder Auto Limited was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, were subject to a CIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax. In addition, FIEs engaging in manufacturing businesses with a operating history of at least ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC CIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter. As approved by the relevant PRC tax authority, our subsidiaries Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham were entitled to a two-year exemption from CIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year.

In addition, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham, being FIEs, were entitled to a special tax concession which allows an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s CIT over the prior year’s CIT. Jinzhou Halla and Jinzhou Dongwoo also were entitled to another special tax concession, an amount equivalent to 50.0% of the current year’s domestic development expenses can be used as an offset against CIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law (“Implementing Rules”) which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the CIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original CIT Law shall gradually increase their CIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original CIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a CIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Each of Jinzhou Halla, Jinzhou Dongwoo and Jinzhou Hanhua is subject to a CIT rate of 12.5% in 2008. Jinzhou Wanyou and Jinzhou Karham are exempt from CIT in 2008.

Our provision for income taxes decreased $35,997 to $430,817 during the three months ended March 31, 2008 from $466,814 during the same period in 2007. Such decrease was mainly because our subsidiary Jinzhou Wanyou contributed $4.5 million sales revenue in the first quarter of 2008 and Jinzhou Wanyou is exempted from CIT in 2008.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income, and our minority interest increased $274,374, or 126.3% to $483,745 for the first quarter in 2008 from $209,371 for the same period in 2007 , reflecting the minority interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net Income. Our net income increased $1.3 million, or 46.9%, to $4.0 during the three months ended March 31, 2008 from $2.7 million during the same period in 2007, as a result of the factors described above.

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

In the first quarter of 2008, our sales revenue from our alternator product line was $15.2 million, our sales revenue from our starter product line was $11.4 million and our sales from our rods and shafts product line was $4.5 million. Our alternator product line has provided a higher profit margin than our starter product line. Among the three principal products, shock absorber production enjoyed the fastest growth rate and the highest gross margin, reaching approximately 25-30%.

Additional information regarding our alternator, starter and rods and shafts product lines can be found at Note 12 to our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $24.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,

	2008	2007

Net cash provided by (used in) operating activities	$788	$(3,767)
Net cash provided by (used in) investing activities	$(4,389)	$(1,375)
Net cash provided by (used in) financing activities	$(4,993)	$2,896
Effect of foreign currency translation on cash and cash equivalents	$467	$108
Net cash flow	$(8,127)	$(2,138)

Operating Activities:

Net cash provided by operating activities was $787,854 for the three-month period ended March 31, 2008, which is an increase of $4.6 million from the $3.8 million net cash used in operating activities for the same period in 2007. Such increase in net cash provided by operating activities was mainly due to a $3.1 million increase in net income and trade payables and an $8.0 million decrease in trade receivables and bill receivable which more than offset the approximately $7.6 million increase in inventories, bills payable and other payables and accrued expenses.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment, acquisition of Jinzhou Hanhua, Jinzhou Karham and restricted cash pledged as deposit for bills payable issuance.

Net cash used for investing activities in the three-month period ended March 31, 2008 was $4.4 million, which is an increase of $3.0 million from net cash used for investing activities of $1.4 million in the same period of 2007. Such increase of net cash used for investing activities was mainly attributable to the purchase of fixed assets in the first quarter of 2008 and payment made in connection with the acquisition of Jinzhou Hanhua and Jinzhou Karham.

Financing Activities:

Net cash used for financing activities in the three-month period ended March 31, 2008 totaled $5.0 million as compared to $2.9 million provided by financing activities in the same period of 2007. Cash provided by financing activities declined primarily because we paid off approximately $6.1 million of bank loans in the first quarter of 2008.

Our debt-to-equity ratio was 31.1% as of March 31, 2008. We plan to maintain our debt-to-equity ratio below 50%, increase the long-term loans, decrease the short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of March 31, 2008, the amount, maturity date and term of each of our bank loans are as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	Amounts	Maturity Date	Duration
China Construction Bank	2.9	October 28, 2008	1 year
China Construction Bank	2.9	August 2, 2008	1 year
Bank of China	0.6	May 28, 2008	14 months
Jinzhou Commercial Bank	0.2	June 28, 2008	6 months
Jinzhou Commercial Bank	0.4	March 24, 2009	1 year
China construction Bank	5.7	April 11, 2009	2 years
DEG - Deutsche Investitionsóund Entwicklungsgesellschaft MBH	13.1	October 15, 2013	7 years
Jinzhou Commercial Bank	0.2	September28, 2009	3 years
Jinzhou Commercial Bank	0.3	September 28, 2009	3 years
Total	26.3

We repaid four bank loans in the total amount of $6.10 million in the first quarter of 2008. In the coming 12 months, we have approximately $7.0 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts. We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of March 31, 2008:

(All amounts in thousands of U.S. dollars)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	26,300	6,940	11,489	7,017	854
Capital commitment	4,596	4,596	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Total	$39,896	$11,536	$11,489	$7,017	$854

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company’s critical accounting policies.

Recently issued accounting pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” (“SFAS 161”) SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” (“SFAS 141 (Revised)”) SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” (“SFAS 159”) SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended March 31, 2008, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 14, 2008

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Meirong Yuan
Meirong Yuan
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.