Form 10-Q
period 2008-06-30
Wonder Auto Technology, Inc
filed 2008-08-07
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

(86) 416-266-1186

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

PART I
FINANCIAL INFORMATION

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Sales revenue	$36,658,896	$23,555,638	$67,775,603	$45,122,434
Cost of sales	(27,154,953)	(17,899,115)	(50,098,889)	(34,150,905)

Gross profit	9,503,943	5,656,523	17,676,714	10,971,529

Operating expenses
Administrative expenses	1,428,980	910,106	2,767,353	1,576,672
Research and development costs	290,665	214,174	668,222	477,620
Selling expenses	994,993	704,999	1,702,850	1,356,615

	2,714,638	1,829,279	5,138,425	3,410,907

Income from operations	6,789,305	3,827,244	12,538,289	7,560,622
Interest income	54,684	38,068	167,154	54,777
Other income	308,263	15,531	413,326	39,326
Government grants	-	786,154	-	786,154
Finance costs	(621,314)	(592,890)	(1,687,486)	(1,012,282)
Equity in net income of an unconsolidated affiliate	225,122	-	225,122	34,147

Income before income taxes	6,756,060	4,074,107	11,656,405	7,462,744
Income taxes - Note 4	(796,426)	34,090	(1,227,243)	(432,724)
Minority interests	(693,734)	(276,706)	(1,177,479)	(486,077)

Net income	$5,265,900	$3,831,491	$9,251,683	$6,543,943

Other comprehensive income
Foreign currency translation adjustments	1,502,606	709,413	3,691,508	1,076,742

Comprehensive income	$6,768,506	$4,540,904	$12,943,191	$7,620,685

Earnings per share: basic and diluted	$0.20	$0.16	$0.34	$0.27

Weighted average number of shares outstanding:
basic and diluted	26,959,994	23,959,994	26,959,994	23,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$22,376,705	$26,102,993
Restricted cash	6,036,175	8,613,262
Trade receivables (net of allowance of doubtful accounts of $56,231 in 2008 and $37,071 in 2007)	49,436,853	38,124,411
Bills receivable	11,065,438	11,766,478
Advances to staff	360,704	314,964
Other receivables, prepayments and deposits	4,888,201	1,320,483
Inventory - Note 5	20,818,962	12,634,786
Amount due from a related company	-	74,822
Deferred taxes	253,968	307,338

Total current assets	115,237,006	99,259,537
Intangible assets - Note 6	17,953,146	16,873,051
Property, plant and equipment, net - Note 7	31,164,423	22,516,900
Land use rights	2,840,594	1,235,029
Deposit for acquisition of property, plant and equipment and land use right	4,730,907	2,072,458
Investment in a non-consolidated affiliate	5,225,122	-
Deferred taxes	706,623	439,760

TOTAL ASSETS	$177,857,821	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$18,683,127	$12,726,989
Bills payable	14,189,105	15,903,600
Other payables and accrued expenses	2,870,885	2,413,140
Provision for warranty - Note 8	1,523,729	1,124,655
Income tax payable	922,180	666,589
Secured short-term bank loans - Note 9	22,046,000	10,282,500

Total current liabilities	60,235,026	43,117,473

Secured long-term bank loans - Note 9	19,402,036	17,622,186

TOTAL LIABILITIES	79,637,062	60,739,659

COMMITMENTS AND CONTINGENCIES - Note 10

MINORITY INTERESTS	6,835,175	3,214,683

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized 90,000,000 shares, issued and outstanding 26,959,994 shares in 2008 and 2007	2,696	2,696
Additional paid-in capital	44,870,304	44,870,304
Statutory and other reserves	4,857,660	4,857,660
Accumulated other comprehensive income	8,113,540	4,422,032
Retained earnings	33,541,384	24,289,701

TOTAL STOCKHOLDERS’ EQUITY	91,385,584	78,442,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,857,821	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$9,251,683	$6,543,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,536,209	929,352
Amortization of intangible assets and land use rights	58,020	26,500
Deferred taxes	(164,912)	(56,238)
(Gain) loss on disposal of property, plant and equipment	(1,205)	15,636
Provision for doubtful debts	15,676	8,923
Provision (recovery) of obsolete inventories	23,570	(57,493)
Exchange loss on translation of monetary assets and liabilities	180,952	100,764
Equity net income of a non-consolidated affiliate	(225,122)	(34,147)
Minority interests	1,177,479	486,077
Changes in operating assets and liabilities:
Trade receivables	(8,287,289)	(3,214,204)
Bills receivable	3,337,080	(6,669,000)
Other receivables, prepayments and deposits	(1,634,771)	194,470
Advances to staff	(73,628)	(289,359)
Inventory	(6,304,964)	(195,332)
Trade payables	4,432,755	1,881,863
Bills payable	(2,616,886)	880,741
Other payables and accrued expenses	(2,210,222)	454,752
Amount due from a related company	78,516	-
Provision for warranty	318,877	(104,142)
Income tax payable	221,870	(308,489)

Net cash flows (used in) provided by operating activities	(886,312)	594,617

Cash flows from investing activities
Payments to acquire intangible assets	(4,152)	(326)
Payments to acquire and for deposit for acquisition of property, plant and equipment and land use right	(7,581,996)	(3,247,305)
Proceeds from sales of property, plant and equipment	85,533	11,171
Installment payment to acquire Jinzhou Dongwoo	-	(2,420,000)
Decrease (Increase) in restricted cash	3,025,786	(560,312)
Net cash paid to acquire Jinzhou Hanhua - Note 3	(3,042,676)	-
Net cash paid to acquire Money Victory - Note 3	(5,000,000)	-
Net cash paid to acquire Jinzhou Karham - Note 3	(703,712)	-
Net cash paid to acquire Fuxin Huirui - Note 3	(140,990)	-
Net cash paid to acquire Jinzhou Wanyou - Note 3	-	(3,426,485)

Net cash flows used in investing activities	$(13,362,207)	$(9,643,257)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2008	2007
Cash flows from financing activities
Dividend paid to minority stockholders	$-	$(357,280)
Dividend paid to Winning	-	(343,934)
New bank loans	16,643,208	18,939,379
Repayment of bank loans	(6,987,856)	(7,977,971)

Net cash flows provided by financing activities	9,655,352	10,260,194

Effect of foreign currency translation on cash and cash equivalents	866,879	304,366

Net (decrease) increase in cash and cash equivalents	(3,726,288)	1,515,920

Cash and cash equivalents - beginning of period	26,102,993	8,203,699

Cash and cash equivalents - end of period	$22,376,705	$9,719,619

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,117,712	$750,402
Income taxes	$1,568,403	$493,508

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
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
For the three months and six months ended June 30, 2008 and 2007
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

On April 9, 2008, Wonder entered into an agreement (the “Stock Purchase Agreement”) with Ms. Lin Tan (“Lin Tan”), an independent third party, pursuant to which Wonder agreed to acquire 22.49% equity interest in Money Victory Limited (“Money Victory”) at a cash consideration of $5 million. Upon the completion of the transaction on April 9, 2008, Victory became a non-consolidated affiliate of the Company. Money Victory is a holding company organized under the law of British Virgin Islands with no active business operations. Money Victory is the beneficial owner of 15,438,612 shares of common stock (the “Common Stock”) of Golden Elephant Glass Technology, Inc. (“Golden Elephant”) formerly known as Nevstar Corporation, which represents 61.75% of Golden Elephant’s issued and outstanding shares of the Common Stock at March 31, 2008. Golden Elephant is a Nevada Holding company for several direct and indirect subsidiaries in the British Virgin Islands and the PRC. Golden Elephant’s principal business operations are conducted through Fuxin Hengrui Technology Co., Ltd., a China-based company which is primarily engaged in manufacturing and sales of glass and glass products.

Under the Stock Purchase Agreement, shares of Golden Elephant’s Common Stock continue to be owned and held by Money Victory and cannot be transferred by Money Victory to Wonder until such time that such transfer complies in all respects with the U.S. Securities Laws. Additionally, Wonder, upon 30 days written notice, may require Lin Tan to repurchase shares of Money Victory owned by Wonder for cash at a price that equates to an annualized return to Wonder of no less than 20% of the amount originally invested in Money Victory. Wonder’s investment in Money Victory is also subject to a so-called “make good” provision, of which Lin Tan will be required to transfer 347,222 shares and 347,222 shares of common stock of Golden Elephant to Wonder at zero consideration in the event that Nevstar fails to attain net income of $10 million in 2008 and $14 million in 2009 respectively.

On May 15, 2008, Wonder and Jinzhou Wanyou entered into two separate agreements with Advance Sun Group Limited (“Advance”), a limited company organized in the British Virgin Islands, and a third party Chu Hai Tao , pursuant to which Wonder and Jizhou Wanyou agreed to acquire Advance’s 32% and Chu Hai Tao’s 68% equity interest in Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui“) at par value of registered capital at cash considerations of $45,117 and $95,873 respectively. Upon the completion of the transaction on May 15, 2008, Fuxin Huirui became a subsidiary of the Company. Fuxin Huirui is a development stage’s company before acquisition. After the acquisition, Fuxin Huirui is engaged in manufacturing of auto parts, mechanical parts and electrical parts

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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
For the three months and six months ended June 30, 2008 and 2007
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

As of June 30, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $0.99 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $3.11 million at the time of acquisition on January 1, 2008.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
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
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Karham for six months ended June 30, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2008:

	(Pro Forma)
	Six months ended June 30,
	2008	2007

Revenue	$67,775,603	$45,112,434
Net income	$9,205,184	$6,543,943
Earnings per share: basic and diluted	$0.34	$0.27

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Investments in a non-consolidated affiliate

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. We assess the potential impairment of our equity method investments. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Goodwill

		June 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo	(i)	$3,115,227	$3,115,227
Jinzhou Wanyou	(ii)	12,159,392	12,159,392
Jinzhou Hanhua	(iii)	986,133	-

		$16,260,752	$15,274,619

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
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
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Beijing Hyundai Motor Company	$7,646,115	$2,598,897	$12,371,144	$6,705,372
Harbin Dongan Auto Engine Co., Ltd.	4,678,272	4,607,515	8,503,972	7,446,157
Shenyang Aerospace Mitsubishi Motors
Engine Manufacturing Co., Ltd.	2,019,778	3,574,778	4,512,622	7,357,385

	$14,344,165	$10,781,190	$25,387,738	$21,508,914

Stock-based compensation

The Company adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

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
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

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
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham in the PRC is charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui were entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001. Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005. Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008. However, pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, Jinzhou Halla can continue to enjoy the preferential tax rate of 15% in 2008 upon its high technology industry status to be re-registered and approval by the relevant PRC authority. Before the re-registration and approval, Jinzhou Halla is subject to the statutory tax rate of 25%. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004. Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and we expect it will be subject to a tax rate of 12.5% for 2008. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007. Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2009, 2010 and 2011. The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005. Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and we expect it will be subject to a tax rate of 12.5% for 2008 and 2009. Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008. Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012. The tax holiday of Fuxin Huirui commenced in the fiscal year 2008. Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 20010, 2011 and 2012. Wonder Motor and Jinzhou Wonder is subject to a tax rate of 25%.

Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui, as FIEs, were entitled to another special tax concession which allows an amount equivalent to 40% qualifying domestic capital expenditure as defined and approved under the relevant PRC income tax rule to be used as an offset against the excess of the current year’s CIT over the prior year’s CIT. This special tax concession was terminated by the National People’s Congress on May 16, 2008. Jinzhou Halla and Jinzhou Dongwoo were entitled to another special tax concession. An amount equivalent to 50% of the current year’s domestic development expenses can be used as an offset against CIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

PRC (Cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2008.

5.	Inventory

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$7,669,545	$4,101,852
Work-in-progress	1,899,874	665,959
Finished goods	11,502,294	8,085,326

	21,071,713	12,853,137
Provision for obsolete inventory	(252,751)	(218,351)

	$20,818,962	$12,634,786

6.	Intangible assets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs:
Goodwill - Note 3	$16,260,752	$15,274,619
Customer contracts	49,053	49,053
Know-how	1,675,612	1,573,467
Trademarks and patents	22,297	16,866

	18,007,714	16,914,005
Accumulated amortization	(54,568)	(40,954))

Net	$17,953,146	$16,873,051

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

7.	Property, plant and equipment

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$11,379,084	$6,917,618
Plant and machinery	27,200,504	20,105,152
Furniture, fixtures and equipment	1,062,435	624,844
Tools and equipment	1,891,308	1,617,317
Leasehold improvements	419,935	299,868
Motor vehicles	1,145,058	891,374

	43,098,324	30,456,173
Accumulated depreciation	(12,646,666)	(10,462,764)
Construction in progress	712,765	2,523,491

Net	$31,164,423	$22,516,900

(i)	Pledged property, plant and equipment

As of June 30, 2008, certain property, plant and equipment with aggregate net book value of $5,972,330 was pledged to bank to secure general banking facilities (note 9a).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

8.	Provision for warranty

(Unaudited)

Balance as of January 1, 2008	$1,124,655
Claims paid for the period	(239,439)
Additional provision for the period	565,505
Translation adjustments	73,008

Balance as of June 30, 2008	$1,523,729

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

9.	Secured bank loans

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 6.57% to 7.47 % per annum	$22,046,000	$10,282,500
Long-term loan
- due 2010, interest charge at 6.57% to 6.83% per annum	6,278,000	5,484,000
- due 2010 to 2014, interest charge at EURIBOR rate plus 2.85% per annum	13,124,036	12,138,186

	19,402,036	17,622,186

	$41,448,036	$27,904,686

As of June 30, 2008, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$46,832,676	$41,448,036	$5,384,640

The above bank loans were secured by the following:

(a)	Property, plant and equipment with carrying value of $5,972,330 (note 7);

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

10.	Share-based compensation

The Company granted share options to employees, directors and consultants to reward for services.

Stock option plan

In April 30, 2008, the Board of Directors adopted the Wonder Auto Technology, Inc. 2008 Equity Incentive Plan (the “Plan”). The Plan was approved by the Annual General Meeting on June 20, 2008. The Plan authorizes the issuance of options up to 3,500,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the Plan, must be at least equal to the fair market value of the Company’s common stock at the date of grant. The plan will terminate on May 1, 2018.

Pursuant to the Plan, the Company issued 270,000 options with an exercise price of $9 per share on May 6, 2008. One third of the options will vest and become exercisable on each of the filing dates of the Company’s Annual Reports on Form 10-K for fiscal years 2008, 2009 and 2010, respectively, upon the achievement of certain income thresholds which set to be $22 million for fiscal year 2008, $30.8 million for fiscal year 2009 and $43.15 million for fiscal year 2010.

A summary of share option plan activity for the six months ended June 30, 2008 is presented below:

			Remaining	Aggregate
	Number of	Exercise price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2008	-	$-
Granted	270,000	9
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of June 30, 2008	270,000	$9	2.7 years	$-

Exercisable as of June 30, 2008	-	$-	-	$-

(1)
Aggregate intrinsic value represents the values of the Company’s closing stock price on June 30, 2008 ($7.03) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weight-average grant-date fair values of options granted for 2008, 2009 and 2010 are $2.32, $2.75 and $3.01 per share respectively. No compensation expense arising from abovementioned share options granted was recognized for six months ended Jun 30, 2008 as the amount was immaterial to these financial statements.

The fair values of the above option awards were estimated on the date of grant using the Black-Scholes Option Valuation Model and graded vesting method together with the following assumptions.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

10.	Share-based compensation (Cont’d)

	2008	2009	2010

Expected volatility	53.74%	53.74%	53.74%
Expected dividends	Nil	Nil	Nil
Expected life	1.4 years	2.4 years	3.4 years
Risk-free interest rate	2.49%	2.88%	3.17%

As of June 30, 2008, there were unrecognized compensation costs of approximately $727,000 related to the above non-vested share options. There costs are expected to be recognized over 2.7 years.

11.	Commitments and contingencies

Capital commitment

As of June 30, 2008, the Company had capital commitments amounting to $1,003,221 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

12.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $393,612 and $249,729 for the six months ended June 30, 2008 and 2007 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment information

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

	Alternators Six months ended June 30, (Unaudited)		Starters Six months ended June 30, (Unaudited)		Rods and shafts Six months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$32,187,580	$28,155,146	$27,513,148	$15,339,928	$8,074,875	$1,627,360	$67,775,603	$45,122,434
Interest income	37,252	24,969	26,850	12,767	9,631	14,964	73,733	52,700
Interest expenses	619,578	441,243	498,134	236,190	15,069	-	1,132,781	677,433
Amortization	22,388	21,334	23,382	5,166	12,263	-	58,033	26,500
Depreciation	1,027,474	773,413	399,809	125,940	106,117	29,999	1,533,400	929,352
Segment profit	5,776,698	5,042,980	3,944,574	2,099,832	2,167,151	449,517	11,888,423	7,592,329
Expenditure for segment assets	$1,172,403	$2,195,876	$1,171,455	$882,062	$2,704,984	$169,367	$5,048,842	$3,247,305

	Alternators Three months ended June 30, (Unaudited)		Starters Three months ended June 30, (Unaudited)		Rods and shafts Three months ended June 30, (Unaudited)		Total Three months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$16,972,581	$14,240,972	$16,081,193	$7,687,306	$3,605,122	$1,627,360	$36,658,896	$23,555,638
Interest income	18,710	14,860	13,920	7,471	4,594	14,964	37,224	37,295
Interest expenses	326,601	236,295	263,444	123,835	15,069	-	605,114	360,130
Amortization	12,236	10,757	7,112	2,585	-	-	19,348	13,342
Depreciation	518,711	402,900	234,039	51,321	59,410	29,999	812,160	484,220
Segment profit	3,479,683	2,617,618	2,453,932	1,099,463	916,238	449,517	6,849,853	4,166,598
Expenditure for segment assets	$208,967	$902,396	$671,109	$243,223	$1,276,644	$169,367	$2,156,720	$1,314,986

	Alternators		Starters		Rods and shafts		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2006	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$78,952,986	$79,027,844	$55,899,581	$37,624,611	$26,439,224	$23,278,939	$161,291,791	$139,931,394

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Total consolidated revenue	$36,658,896	$23,555,638	$67,775,603	$45,122,434

Total profit for reportable segments	$6,849,853	$4,166,598	$11,888,423	$7,592,329
Unallocated amounts relating to operations:
Interest income	17,460	773	93,421	2,077
Equity in net income of an non-consolidated affiliate	225,122	-	225,122	-
Other income	122,315	-	122,315	10,140
Finance costs	(174,235)	(841)	(184,345)	(1,144)
Other general expenses	(284,455)	(92,423)	(488,531)	(140,658)

Income before income taxes	$6,756,060	$4,074,107	$11,656,405	$7,462,744

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Total assets for reportable segments	$161,291,791	$139,931,394
Cash and cash equivalents	6,576,916	2,421,363
Other receivables	4,587,984	39,948
Intangible assets	2,899,442	-
Property, plant and equipment	175,688	4,030
Investment in a non-consolidated affiliate	2,326,000

	$177,857,821	$142,396,735

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

PRC	$31,524,433	$20,827,999	$57,583,990	$41,353,905
South Korea	2,045,542	2,093,714	5,115,585	3,077,542
Brazil	824,851	-	1,793,350	-
Mexico	1,077,502	-	1,768,600	-
United States	56,760	-	203,101	56,216
Germany	829,543	-	829,543	-
Others	300,265	633,925	481,434	634,771

Total	$36,658,896	$23,555,638	$67,775,603	$45,122,434

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

Overview

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”), Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”), Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”), Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”), Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”), Jinzhou Wonder Motor Co., Ltd. (“Jinzhou Wonder Motor”), Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder Electrical”) and Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui“) are primarily engaged in designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, and suspension products in China. We have been producing alternators and starters in China since 1997. In 2007, we ranked second in sales revenue in China in the market for automobile alternators and starters.

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

On April 9, 2008, our subsidiary Wonder Auto Limited acquired a 22.49% ownership interest in Money Victory Limited from Lin Tan, the sole owner of Money Victory Limited, for a total cash consideration of $5 million. Money Victory Limited is the beneficial owner of 61.75% of common stock of Golden Elephant Glass Technology, Inc. (“Golden Elephant”). Golden Elephant’s principal business operations are conducted through Fuxin Hengrui Technology Co., Ltd., a China-based company which is primarily engaged in manufacturing and sales of glass and glass products. Please see our Current Report on Form 8-K filed on April 14, 2008 for more details.

On April 30, 2008, our board of directors adopted Wonder Auto Technology, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Company’s shareholders at the Company’s 2008 Annual Meeting of shareholders on June 20, 2008. A maximum of 3,500,000 shares of common stock of the Company (subject to adjustment as described in the 2008 Plan) may be issued under the 2008 Plan. Employees, officers, directors, and consultants of the Company and its subsidiaries are eligible to receive stock options, restricted stock, restricted stock units, stock appreciation rights, and other share-based awards. Incentive stock options may be granted only to employees. Please see our Current Report on Form 8-K filed on May 5, 2008 for more details.

On May 15, 2008, our subsidiary Wonder Auto Limited and Jinzhou Wanyou entered into two separate agreements with Advance Sun Group Limited (“Advance”), a British Virgin Islands corporation, and Chu Hai Tao, pursuant to which Wonder Auto Limited and Jinzhou Wanyou agreed to acquire Advance’s 32% and Chu Hai Tao’s 68% equity interest in Fuxin Huirui at the par value of its registered capital for $45,117 and $95,873, respectively. Fuxin Huirui is Jinzhou Hanna’s supplier and engaged in the manufacturing of auto parts, mechanical parts and electrical parts. Fuxin Huirui, as a foreign investment enterprise and as approved by the relevant PRC tax authority, is entitled to a two-year tax exemption in 2008 and 2009 and 50% tax reduction for 2010, 2011 and 2012.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second fiscal quarter of 2008, which resulted in continued growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the second quarter of 2008 due, in part, to the increase of gas price, the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on this growth trend during the second fiscal quarter of 2008.

The following are some financial highlights for the second quarter of 2008:

Sales Revenue: Sales revenue increased $13.1 million, or 55.6%, to $36.7 million for the second quarter of 2008 from $23.6 million for the same period last year.

Gross Margin: Gross margin was 25.9% for the second quarter of 2008, as compared to 24.0% for the same period in 2007.

Net Income: Net income increased $1.4 million, or 37.4%, to $5.3 million for the second quarter of 2008, from $3.8 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.20 for the second quarter of 2008, as compared to $0.16 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Six months ended
	June 30				June 30
	(unaudited)				(unaudited)
	2008		2007		2008		2007
Sales revenue	$36,659	100%	$23,556	100%	$67,776	100%	$45,122	100%
Cost of sales	27,155	74.1%	17,899	76.0%	50,099	73.9%	34,151	75.7%
Gross profit	9,504	25.9%	5,657	24.0%	17,677	26.1%	10,972	24.3%
Expenses
Administrative expenses	1,429	3.9%	910	3.9%	2,767	4.1%	1,577	3.5%
Selling expenses	995	2.7%	705	3.0%	1,703	2.5%	1,357	3.0%
Research and development costs	291	0.8%	214	0.9%	668	1.0%	478	1.1%
Total expenses	2,715	7.4%	1,829	7.8%	5,138	7.6%	3,411	7.6%
Government grants	-	-	786	3.3%	-	-	786	1.7%
Financial Costs	621	1.7%	593	2.5%	1,687	2.5%	1,012	2.2%
Income before income taxes	6,756	18.4%	4,074	17.3%	11,656	17.2%	7,463	16.5%
Income taxes	796	2.2%	34	-	1,227	1.7%	(433)	1.0%
Minority interests	-	-	(277)	1.2%	1,177	1.7%	(486)	1.1%
	694	1.9%
Net income	$5,266	14.4%	$3,831	16.3%	$9,252	13.7%	$6,544	14.5%

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, and increasingly from the sale of rods and shafts for use in shock absorbers, alternators and starters. Sales revenue increased $13.1 million, or 55.6%, to $36.7 million for the three months ended June 30, 2008 from $23.6 million for the same period ended on June 30, 2007. This increase was mainly attributable to growth in the automobile market in China, increased market demand for our alternator and starter products and increased sales to our new and existing customers. The automobile market in China, especially the market for small engine automobiles, continued to expand in the three months ended June 30, 2008 due, in part, to the high global gas price. Management expects growth in sales revenue to remain strong and reach $39.0 million in the third quarter of 2008.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $9.3 million, or 51.7%, to $27.2 million for the three months ended June 30, 2008 from $17.9 million during the same period in 2007. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of sales decreased to 74.1% during the three months ended June 30, 2008 from 76.0% in the same period of 2007. The decrease of our cost of sales on a percentage basis in the second quarter of 2008 was mainly due to the decrease of per unit cost of products resulting from the economies of scale. We also benefited from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $3.8 million, or 68.0%, to $9.5 million for the three months ended June 30, 2008 from approximately $5.7 million for the same period in 2007. Gross profit as a percentage of sales revenue was 25.9% for the three-month period ended June 30, 2008, as compared to 24.0% during the same period in 2007. Such percentage increase was mainly due to the decreased cost of sales as discussed above. Management expects the Company to maintain high gross margin in the third quarter of 2008 which is expected to exceed 25.5%.

Total Expenses. Our total expenses increased $885,359, or 48.4%, to $2.7 million for the three months ended June 30, 2008 from $1.8 million for the same period in 2007. The dollar increase was primarily attributable to increased administrative and selling expenses as discussed below. As a percentage of sales revenue, our total expenses for the three months ended June 30, 2008 decreased to 7.4% from 7.6% for the same period of last year as discussed below.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $518,874, or 57.0%, to $1.4 million for the three months ended June 30, 2008 from $910,106 for the same period in 2007. As a percentage of sales revenue, administrative expenses remained steady at 3.9% for the three months ended June 30, 2008, as compared to 3.9% for the same period in 2007. This dollar increase was primarily attributable to the consolidation of Jinzhou Hanhua and Jinzhou Karham and the increased professional expenses related to the costs of being a public reporting company after we moved to the Nasdaq Global Market. Because both companies are our suppliers, the addition of these two companies increased our administrative costs, but did not increase our sales revenue.

Research and Development Costs. Our research and development costs consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $76,491, or 35.7%, to $290,665 for the three months ended June 30, 2008 from $214,174 for the same period in 2007. We plan to continue to focus on the research and development of new materials and improve technology to reduce raw material consumption per unit of production. We expect to increase the amount of investments in research and development as revenues increase and will maintain the ratio of research and development costs to total sales revenue at approximately 1%.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $289,994 to or 41.1% , to $994,993 for the three months ended June 30, 2008 from $704,999 for the same period in 2007. The increase in the amount of selling expenses was mainly attributable to the increased warranty provision, sales commission and traveling expenses resulting primarily from the increase in sales revenue and increase of gas price. As a percentage of sales revenue, our selling expenses decreased to 2.7% for the three months ended June 30, 2008, as compared to 3.0% for the same period of last year. The decrease in percentage was mainly due to the improvement in the quality of our products which reduced our costs of after-sale services.

Financial costs. Our financial costs increased $28,424 to $621,314 for the three months ended June 30, 2008 from $592,890 for the same period in 2007. As a percentage of sales revenue, financial costs decreased to 1.7% for the three months ended June 30, 2008 from 2.5% for the same period of last year. We have a loan in the amount of €8.3 million (approximately $13.1 million) outstanding. Since such loan is dominated in Euro and RMB appreciated against Euro during the three months ended June 30, 2008, we had a $299,429 foreign exchange gain during the three months ended June 30, 2008.

Income before Income Taxes. Income before income taxes increased $2.7 million, or 65.8%, to $6.8 million during the three months ended June 30, 2008 from $4.1 million during the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 14.4% during the three months ended June 30, 2008 from 17.3% during the same period in 2007 due to the factors described above.

Provision for Income Taxes.

United States

Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder Auto Limited was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to a CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, were subject to a CIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax. In addition, FIEs engaging in manufacturing businesses with a operating history of at least ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC CIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter. As approved by the relevant PRC tax authority, our subsidiaries Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham were entitled to a two-year exemption from CIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year.

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

Jinzhou Halla is subject to a CIT rate of 25.0%. Jinzhou Dongwoo and Jinzhou Hanhua are each subject to a CIT rate of 12.5% in 2008. Jinzhou Wanyou and Jinzhou Karham are exempt from CIT in 2008.

Our provision for income taxes increased $830,516 to $796,426 during the three months ended June 30, 2008 from -$34,090 during the same period in 2007. Jinzhou Halla received a tax refund of $426,325 in the second quarter of 2007 resulting from its purchase of qualifying domestic equipments. In addition, because of the implementation of the CIT law, Jinzhou Halla is subject to a CIT rate of 25% in the second quarter of 2008, as compared to 12.5% for the same period last year. Jinzhou Halla is in the process of applying for high technology enterprise status. If granted with such status, Jinzhou Halla will be subject to a CIT rate of 15%.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income, and our minority interest increased $417,028, or 150.7% to $693,734 for the three months ended June 30, 2008 from $276,076 for the same period in 2007, reflecting the minority interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net income. Our net income increased $1.4 million to $5.3 million during the three months ended June 30, 2008 from $3.8 million during the same period in 2007, as a result of the factors described above.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Sales Revenue. Sales revenue increased $22.7 million, or 50.2%, to $67.8 million for the six months ended June 30, 2008 from $45.1 million for the same period ended on June 30, 2007. This increase was mainly attributable to growth in the automobile market in China, increased market demand for our alternator and starter products and increased sales to our new and existing customers. The automobile market in China, especially the market for small engine automobiles, continued to expand in the six months ended June 30, 2008 due, in part, to the high global gas price.

Cost of Sales. Our cost of sales increased $15.9 million, or 46.7%, to $50.1 million for the six months ended June 30, 2008 from $34.2 million during the same period in 2007. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of goods sold decreased to 73.9% during the six months ended June 30, 2008 from 75.7% in the same period of 2007. Such decrease of our cost of sales on a percentage basis in the first second quarters of 2008 was mainly due to the decrease of per unit cost of products resulting from the economies of scale. We also benefited from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production.

Gross Profit. Our gross profit increased $6.7 million, or 61.1%, to $17.7 million for the six months ended June 30, 2008 from $11.0 million for the same period in 2007. Gross profit as a percentage of sales revenue was 26.1% for the six-month period ended June 30, 2008, as compared to 24.3% during the same period in 2007. Such percentage increase was mainly due to the decreased cost of sales as discussed above.

Total Expenses. Our total expenses increased $1.7 million, or 50.6%, to $5.1 million for the six months ended June 30, 2008 from $3.4 million for the same period in 2007. As a percentage of sales revenue, our total expenses remained steady at 7.6% for the six months ended June 30, 2008, as compared to 7.6% for the same period in 2007. The dollar increase was primarily attributable to increased administrative and research and development expenses as discussed below.

Administrative Expenses. Our administrative expenses increased $1.2 million, or 75.5%, to $2.8 million for the six months ended June 30, 2008 from $1.6 million for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 4.1% for the six months ended June 30, 2008, as compared to 3.5% for the same period in 2007. This dollar and percentage increase was primarily attributable to the consolidation of Jinzhou Hanhua and Jinzhou Karham and the increased professional expenses related to the costs of being a public reporting company after we moved to the Nasdaq Global Market. Because both companies are our suppliers, the addition of these two companies increased our administrative costs, but did not increase our sales revenue.

Research and Development Costs. Our research and development costs increased $190,602, or 39.9%, to $668,222 for the six months ended June 30, 2008 from $477,620 for the same period in 2007. As a percentage of sales revenue, research and development costs decreased to 1.0% for the six months ended June 30, 2008 from 1.1% for the same period in 2007.

Selling Expenses. Our selling expenses increased $346,235, or 25.5%, to $1.7 million for the six months ended June 30, 2008 from $1.4 million for the same period in 2007. The increase in the amount of selling expenses was mainly attributable to the increased warranty provision, sales commission and traveling expenses resulting primarily from the increase in sales revenue and higher gas price. As a percentage of sales revenue, our selling expenses decreased to 2.5% for the three months ended June 30, 2008, as compared to 3.0% for the same period of last year. The decrease in percentage was mainly due to the improvement in the quality of our products which reduced our costs of after-sale services.

Income before Income Taxes. Income before income taxes increased $4.2 million, or 56.2%, to $11.7 million during the six months ended June 30, 2008 from $7.5 million during the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 17.2% during the six months ended June 30, 2008 from 16.5% during the same period in 2007 due to the factors described above.

Provision for Income Taxes. Our provision for income taxes increased $794,519, or 183.6%, to $1.2 million during the six months ended June 30, 2008 from $432,724 during the same period in 2007. As a percentage of sales revenue, our provision for income taxes increased to 1.8% for the six months ended June 30, 2008 from 1.0% for the same period of last year. The increases in amount and percentage was mainly because the increase of CIT rate of Jinzhou Halla in the second quarter of 2008 and Jinzhou Halla received a tax refund of $426,325 in the first six months of 2007 resulting from its purchase of qualifying domestic equipments.

Minority Interest. Minority interest reflected an adjustment to our consolidated group net income, and our minority interest increased $691,402, or 142.2%, to $1.2 million for the six months ended June 30,2008 from $486,077 for the same period of last year, reflecting minority interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karham.

Net income. Our net income increased $2.7 million, or 41.4%, to $9.3 million during the six months ended June 30, 2008 from $6.5 million during the same period in 2007, as a result of the factors described above.

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

In the second quarter of 2008, our sales revenue from our alternator product line was $17.0 million, our sales revenue from our starter product line was $16.1 million and our sales from our rods and shafts product line was $3.6 million. Our alternator product line has provided a higher profit margin than our starter product line. Among the three principal products, shock absorber production enjoyed the fastest growth rate and the highest gross margin, reaching approximately 25-30%.

Additional information regarding our alternator, starter and rods and shafts product lines can be found at Note 12 to our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $22.4 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Six Months Ended
	June 30,
	(in thousands)
	2008	2007

Net cash provided by (used in) operating activities	$(886)	$595
Net cash (used in) investing activities	(13,362)	(9,643)
Net cash provided by financing activities	9,655	10,260
Effect of foreign currency translation on cash and cash equivalents	867	304
Net cash flow	$(3,726)	$1,516

Operating Activities:

Net cash used in operating activities was $886,312 for the six-month period ended June 30, 2008, which is a decrease of $1.5 million from the $594,617 net cash provided in the same period in 2007. Such increase in net cash used in operating activities for the six months ended June 30, 2008 was mainly due to the increase in trade receivables and inventories and the decrease in bills payable and other payables. As our business continues to grow, our trade receivables increase. We also increased inventories in anticipation of increased sales in the third quarter.

Investing Activities:

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment, acquisition of Jinzhou Hanhua, Jinzhou Karham and restricted cash pledged as deposit for bills payable issuance.

Net cash used in investing activities in the six-month period ended June 30, 2008 was $13.4 million which is an increase of $3.7 million from net cash used in investing activities of $9.6 million in the same period last year. Net cash used in investing activities in the six months ended June 30, 2008 was mainly attributable to $5.0 million invested in Golden Elephant as discussed above, payments totaling $3.7 million to acquire Jinzhou Hanhua and Jinzhou Karham. In addition, we spent approximately $4.0 million in expanding production capacities of Jinzhou Wanyou and Jinzhou Halla. As compared to the same period last year, our restricted cash decreased $3.6 million. Due to our good credit with banks, the banks lowered the rate for pledged cash from approximately 50% to 30%-40%.

Financing Activities:

Net cash provided by financing activities in the six-month period ended June 30, 2008 totaled $9.7 million as compared to $10.3 million provided by financing activities in the same period of 2007. The decrease of the cash provided by financing activities was mainly attributable to the decrease of outstanding bank loans.

Our debt-to-equity ratio was 45.4% as of June 30, 2007. We plan to maintain our debt-to-equity ratio below 60%, increase the long-term loans, decrease the short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar. We believe we currently maintain a good business relationship with many banks.

As of June 30, 2008, the amount, maturity date and term of each of our bank loans are as follows.

(In millions of U.S. dollars)
Banks	Amounts	Maturity Date	Duration
China Construction Bank	$2.9	October 28, 2008	1 year
China Construction Bank	2.9	August 2, 2008	1 year
Bank of China	4.4	October 1, 2008	6 months
Jinzhou Commercial Bank	0.4	September 30, 2009	3 years
Jinzhou Commercial Bank	0.4	March 24, 2009	1 year
China construction Bank	5.9	April 11, 2009	2 years
DEG - Deutsche Investitionsóund Entwicklungsgesellschaft MBH	13.1	October 15, 2013	7 years
Bank of China	5.9	September 16, 2008	3 months
Bank of China	1.5	May 19, 2009	1 years
Bank of China	0.4	June 26, 2008	3 months
Hua Xia Bank	2.9	June 30, 2009	1 year
Bank of China	0.7	August 25, 2008	3 months
Total	$41.4

In the second quarter 2008, we repaid two bank loans in the total amount of $892,576. Approximately $27.9 million bank loans will mature in the next twelve months. We plan to either repay this debt as it matures or refinance this debt.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and stock-based compensation below, for a discussion of the Company’s critical accounting policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

•
Stock-Based Compensation. We adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability- classified award based on its current fair value. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

Recently issued accounting pronouncements:

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended June 30, 2008, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2008, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors, approved the ratification of PFK Hong Kong, Certified Public Accountants (“PFK”) as the Company’s independent accountants for fiscal year 2008 and approved the adoption of the Wonder Auto Technology, Inc. 2008 Equity Incentive Plan.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions
Election of Qingjie Zhao to the Company’s Board of Directors	24,630,181	-	1,039	96,763
Election of Meirong Yuan to the Company’s Board of Directors	24,177,015	-	454,205	96,763
Election of Larry Goldman to the Company’s Board of Directors	24,629,714	-	1,506	96,763
Election of Xinye Zhang to the Company’s Board of Directors	24,630,341	-	879	96,763
Election of David Murphy to the Company’s Board of Directors	24,629,814	-	1,406	96,763
Approval of PKF as the Company’s independent accountants for fiscal year 2008	24,889,695	-	28,655	42,261
Approval of the adoption of the 2008 Plan	19,491,944	-	1,053,523	8,191

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: August 7, 2008

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

*Filed herewith.