Form 10-Q
period 2008-09-30
Wonder Auto Technology, Inc
filed 2008-11-04
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

TABLE OF CONTENT

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2008 and 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 27

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Sales revenue	$39,265,821	$27,293,856	$107,041,424	$72,416,290
Cost of sales	(29,139,968)	(20,184,152)	(79,238,857)	(54,335,057)

Gross profit	10,125,853	7,109,704	27,802,567	18,081,233

Operating expenses
Administrative expenses	1,676,857	967,086	4,444,210	2,543,758
Research and development costs	459,804	255,086	1,128,026	732,706
Selling expenses	1,209,170	641,205	2,912,020	1,997,820

	3,345,831	1,863,377	8,484,256	5,274,284

Income from operations	6,780,022	5,246,327	19,318,311	12,806,949
Other income	107,023	45,116	520,349	84,442
Government grants	-	-	-	786,154
Net finance costs - Note 5	139,381	(772,626)	(1,380,951)	(1,730,131)
Equity in net income of an
non-consolidated affiliate	567,802	-	792,924	34,147

Income before income taxes	7,594,228	4,518,817	19,250,633	11,981,561
Income taxes - Note 4	(632,570)	(583,779)	(1,859,813)	(1,016,503)
Minority interests	(608,120)	(260,427)	(1,785,599)	(746,504)

Net income	$6,353,538	$3,674,611	$15,605,221	$10,218,554

Other comprehensive income
Foreign currency translation
adjustments	169,996	589,115	3,861,504	1,665,857

Comprehensive income	$6,523,534	$4,263,726	19,466,725	$11,884,411

Earnings per share: Basic and diluted	$0.24	$0.15	$0.58	$0.43

Weighted average number of shares
outstanding:
Basic and diluted	$26,959,994	$23,959,994	$26,959,994	$23,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$14,854,184	$26,102,993
Restricted cash	5,063,570	8,613,262
Trade receivables (net of allowance of doubtful accounts
of $36,664 in 2008 and $37,071 in 2007)	56,534,130	38,124,411
Bills receivable	8,130,410	11,766,478
Advances to staff	448,749	314,964
Other receivables, prepayments and deposits	5,056,079	1,320,483
Inventory - Note 6	20,903,563	12,634,786
Amount due from a related company	-	74,822
Deferred taxes	250,177	307,338

Total current assets	111,240,862	99,259,537
Intangible assets - Note 7	18,602,958	16,873,051
Property, plant and equipment, net - Note 8	33,660,266	22,516,900
Land use rights	2,823,214	1,235,029
Deposit for acquisition of property, plant and equipment
and land use rights	5,773,272	2,072,458
Investment in a non-consolidated affiliate	5,792,924	-
Deferred taxes	756,058	439,760

TOTAL ASSETS	$178,649,554	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$17,544,205	$12,726,989
Bills payable	12,023,163	15,903,600
Dividend payable to minority stockholders	259,530	-
Dividend payable to Winning	259,530	-
Other payables and accrued expenses	3,531,487	2,413,140
Provision for warranty - Note 9	1,750,704	1,124,655
Income tax payable	756,281	666,589
Secured short-term bank loans - Note 10	19,311,600	10,282,500

Total current liabilities	55,436,500	43,117,473

Secured long-term bank loans - Note 10	17,994,536	17,622,186

TOTAL LIABILITIES	73,431,036	60,739,659

COMMITMENTS AND CONTINGENCIES - Note 12

MINORITY INTERESTS	7,199,628	3,214,683

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized
90,000,000 shares, issued and outstanding 26,959,994
shares in 2008 and 2007	2,696	2,696
Additional paid-in capital	44,980,076	44,870,304
Statutory and other reserves	4,857,660	4,857,660
Accumulated other comprehensive income	8,283,536	4,422,032
Retained earnings	39,894,922	24,289,701

TOTAL STOCKHOLDERS’ EQUITY	98,018,890	78,442,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,649,554	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$15,605,221	$10,218,554
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	2,248,751	1,434,556
Amortization of intangible assets and land use rights	85,162	64,624
Deferred taxes	(208,858)	(64,505)
(Gain) loss on disposal of property, plant and equipment	(1,205)	15,636
Gain on disposal of Man Do	-	(500)
Provision for doubtful debts	(4,020)	11,144
Provision of obsolete inventories	43,671	67,782
Exchange (gain)/loss on translation of monetary assets and
liabilities	(828,205)	492,825
Equity in net income of a non-consolidated affiliate	(792,924)	(34,147)
Share-based payment compensation	109,772	-
Minority interests	1,785,599	746,504
Changes in operating assets and liabilities:
Trade receivables	(15,303,061)	(8,870,324)
Bills receivable	6,302,977	(7,270,838)
Other receivables, prepayments and deposits	(1,748,770)	(717,530)
Advances to staff	(111,302)
Inventory	(6,365,418)	(374,688)
Trade payables	3,254,639	6,270,135
Bills payable	(4,819,593)	854,241
Other payables and accrued expenses	(1,584,738)	1,036,024
Amount due from a related company	78,516	-
Provision for warranty	542,873	(201,004)
Income tax payable	(9,835)	210,416

Net cash flows (used in) provided by operating activities	(1,720,748)	3,888,905

Cash flows from investing activities
Payments to acquire intangible assets	(7,080)	(1,982)
Payments to acquire and for deposit for acquisition of
property, plant and equipment and land use rights	(11,776,593)	(5,661,884)
Proceeds from sales of property, plant and equipment	100,988	11,171
Installment payment to acquire Jinzhou Dongwoo	-	(2,420,000)
Decrease (Increase) in restricted cash	4,011,467	(3,932,999)
Cash inflow from disposal of Man Do	-	500
Net cash paid to acquire Jinzhou Hanhua - Note 3	(3,042,676)	-
Net cash paid to acquire Money Victory - Note 3	(5,000,000)	-
Net cash paid to acquire Jinzhou Karham - Note 3	(703,712)	-
Net cash paid to acquire Fuxin Huirui - Note 3	(140,990)	-
Net cash paid to acquire Jinzhou Wanyou - Note 3	-	(5,526,485)

Net cash flows used in investing activities	$(16,558,596)	$(17,531,679)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from financing activities
Dividend paid to minority stockholders	$-	$(357,280)
Dividend paid to Winning	(384,500)	$(343,934)
New bank loans	15,631,122	29,486,379
Repayment of bank loans	(9,196,570)	(14,848,096)

Net cash flows provided by financing activities	6,050,052	13,937,069

Effect of foreign currency translation on cash and cash equivalents	980,483	516,726

Net (decrease) increase in cash and cash equivalents	(11,248,809)	811,021

Cash and cash equivalents - beginning of period	26,102,993	8,203,699

Cash and cash equivalents - end of period	$14,854,184	$9,014,720

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,346,694	$906,045
Income taxes	$1,656,577	$586,935

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
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
For the three months and nine months ended September 30, 2008 and 2007
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

Under the Stock Purchase Agreement, shares of Golden Elephant’s Common Stock continue to be owned and held by Money Victory and cannot be transferred by Money Victory to Wonder until such time that such transfer complies in all respects with the U.S. Securities Laws. Additionally, Wonder, upon 30 days written notice, may require Lin Tan to repurchase shares of Money Victory owned by Wonder for cash at a price that equates to an annualized return to Wonder of no less than 20% of the amount originally invested in Money Victory. Wonder’s investment in Money Victory is also subject to a so-called “make good” provision, of which Lin Tan will be required to transfer 347,222 shares and 347,222 shares of common stock of Golden Elephant to Wonder at zero consideration in the event that Golden Elephant fails to attain net income of $10 million in 2008 and $14 million in 2009 respectively.

On May 15, 2008, Wonder and Jinzhou Wanyou entered into two separate agreements with Advance Sun Group Limited (“Advance”), a limited company organized in the British Virgin Islands, and a third party Chu Hai Tao , pursuant to which Wonder and Jizhou Wanyou agreed to acquire Advance’s 32% and Chu Hai Tao’s 68% equity interest in Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui“) at par value of registered capital at cash considerations of $45,117 and $95,873 respectively. Upon the completion of the transaction on May 15, 2008, Fuxin Huirui became a subsidiary of the Company. Fuxin Huirui is a development stage’s company before acquisition. After the acquisition, Fuxin Huirui is engaged in manufacturing of auto parts, mechanical parts and electrical parts.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The following table summarizes the allocation of the purchase price reflecting the fair values of Jinzhou Hanhua’s each major class of assets acquired and liabilities assumed at the date of acquisition :

January 1,
2008

Cash and cash equivalents	$57,324
Trade receivables, net	391,215
Bills receivable	1,582,272
Other receivables, prepayments and deposits	869,470
Inventory	668,053
Amount due from Jinzhou Halla	1,250,200
Property, plant and equipment, net	3,420,962
Land use right	1,175,620
Trade payables	(1,686,017)
Bank borrowings	(1,672,620)
Income tax payable	(54,668)
Other payables and accrued expenses	(1,243,997)
Dividend payable	(644,030)
Minority interests	(1,646,151)

Fair value of net assets acquired	2,467,633
Goodwill	1,630,163

Initial purchase price of acquisition	$4,097,796

Satisfied by:-

Cash payment	$3,100,000
Outstanding amount included in other payable and accrued expenses	997,796

$4,097,796

Net cash paid to acquire Jinzhou Hanhua	$3,042,676

As of September 30, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $1.63 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $2.47 million at the time of acquisition on January 1, 2008.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
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
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation (cont’d)

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Karham for nine months ended September 30, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2007:

	(Pro Forma)
	Nine months ended September 30,
	2008	2007

Revenue	$107,041,424	$72,416,290
Net income	$15,642,532	$10,194,069
Earnings per share: basic and diluted	$0.58	$0.43

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Investments in a non-consolidated affiliate

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. We assess the potential impairment of our equity method investments. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Goodwill

		September 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo	(i)	$3,115,227	$3,115,227
Jinzhou Wanyou	(ii)	12,159,392	12,159,392
Jinzhou Hanhua	(iii)	1,630,163	-

		$16,904,782	$15,274,619

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
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

(iii)   The amount represents a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $1.63 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $2.47 million at the time of acquisition on January 1, 2008.

On April 8, 2008, after considering the sufficiency of Jinzhou Hanhua’s working capital, the board of the directors of Jinzhou Hanhua declared a cash dividend amounting to $1.29 million in respect of the fiscal year ended December 31, 2007. Pursuant to the Share Purchase Agreement, Winning was entitled the cash dividend declared for the fiscal year ended December 31, 2007 amounting to $644,030. Since $644,030 represents the distribution of pre-acquisition profits of Jinzhou Hanhua to the former stockholder, Winning, a corresponding upward adjustment to goodwill was made as an adjustment to the fair value of net assets acquired in the third quarter of 2008.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.        Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Beijing Hyundai Motor Company	$4,322,161	$4,858,784	$16,693,305	$11,564,156
Harbin Dongan Auto Engine Co., Ltd.	5,126,701	8,197,952	13,630,673	15,644,109
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd.	2,477,533	6,478,245	6,990,155	13,835,630

	$11,926,395	$19,534,981	$37,314,133	$41,043,895

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
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

3.        Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 " (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The management is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

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
For the three months and nine months ended September 30, 2008 and 2007
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
For the three months and nine months ended September 30, 2008 and 2007
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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.        Income taxes (Cont’d)

PRC (cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2008.

5.        Net finance costs

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Interest income	$62,547	$25,846	$229,700	$80,623
Interest expenses	(668,202)	(348,502)	(1,777,908)	(1,025,935)
Net exchange gain/(loss)	853,061	(383,165)	502,095	(571,348)
Bank charges	(49,426)	(19,548)	(123,788)	(100,242)
Bills discounting charges	(58,599)	(47,257)	(211,050)	(113,229)

	$139,381	$(772,626)	$(1,380,951)	$(1,730,131)

6.        Inventory

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$8,466,492	$4,101,852
Work-in-progress	1,716,036	665,959
Finished goods	10,994,861	8,085,326

	21,177,389	12,853,137
Provision for obsolete inventory	(273,826)	(218,351)

	$20,903,563	$12,634,786

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

7.        Intangible assets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs:
Goodwill - Note 3	$16,904,782	$15,274,619
Customer contracts	49,053	49,053
Know-how	1,675,611	1,573,467
Trademarks and patents	28,712	16,866

	18,658,158	16,914,005
Accumulated amortization	(55,200)	(40,954))

Net	$18,602,958	$16,873,051

8.        Property, plant and equipment

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$11,429,559	$6,917,618
Plant and machinery	29,688,065	20,105,152
Furniture, fixtures and equipment	1,120,551	624,844
Tools and equipment	1,993,167	1,617,317
Leasehold improvements	454,186	299,868
Motor vehicles	1,273,853	891,374

	45,959,381	30,456,173
Accumulated depreciation	(13,349,340)	(10,462,764)
Construction in progress	1,050,225	2,523,491

Net	$33,660,266	$22,516,900

(i)       Pledged property, plant and equipment

As of September 30, 2008, certain property, plant and equipment with aggregate net book value of $5,975,409 was pledged to bank to secure general banking facilities (note 10a).

(ii)   Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

9.        Provision for warranty

(Unaudited)

Balance as of January 1, 2008	$1,124,655
Claims paid for the period	(515,445)
Additional provision for the period	1,065,355
Translation adjustments	76,139

Balance as of September 30, 2008	$1,750,704

10.       Secured bank loans

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Short-term loan, interest rates ranging from 6.57% to 7.47 % per annum	$19,311,600	$10,282,500
Long-term loan
- due 2010, interest charge at 6.57% to 6.83% per annum	5,852,000	5,484,000
- due 2010 to 2014, interest charge at EURIBOR rate plus 2.85% per annum	12,142,536	12,138,186

	17,994,536	17,622,186

	$37,306,136	$27,904,686

As of September 30, 2008, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured bank loans	$40,101,423	$37,306,136	$2,795,287

The above bank loans were secured by the following:

(a)   Property, plant and equipment with carrying value of $5,975,409 (note 8);

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

11.       Share-based compensation

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

A summary of share option plan activity for the nine months ended September 30, 2008 is presented below:

			Remaining	Aggregate
	Number of	Exercise price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2008	-	$-
Granted	270,000	9
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of September 30, 2008	270,000	$9	2.3 years	$-

Exercisable as of September 30, 2008	-	$-	-	$-

(1)
Aggregate intrinsic value represents the values of the Company’s closing stock price on September 30, 2008 ($6.41) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The grant-date fair values of options granted for 2008, 2009 and 2010 are $2.32, $2.75 and $3.01 per share respectively. Compensation expense of $109,772 arising from abovementioned share options granted was recognized for nine months ended September 30, 2008.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

11.       Share-based compensation (Cont’d)

The fair values of the above option awards were estimated on the date of grant using the Black-Scholes Option Valuation Model and graded vesting method together with the following assumptions.

	2008	2009	2010

Expected volatility	53.74%	53.74%	53.74%
Expected dividends	Nil	Nil	Nil
Expected life	1.4 years	2.4 years	3.4 years
Risk-free interest rate	2.49%	2.88%	3.17%

As of September 30, 2008, there were unrecognized compensation costs of approximately $617,000 related to the above non-vested share options which is expected to be recognized over the 2.3 years.

12.       Commitments and contingencies

Capital commitment

As of September 30, 2008, the Company had capital commitments amounting to $1,505,968 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

13.       Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $771,961 and $375,406 for the nine months ended September 30, 2008 and 2007 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

14.       Segment information

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

	Alternators Nine months ended September 30, (Unaudited)		Starters Nine months ended September 30, (Unaudited)		Rods and shafts Nine months ended September 30, (Unaudited)		Total Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$51,355,332	$43,492,400	$42,788,285	$25,049,076	$12,897,807	$3,874,814	$107,041,424	$72,416,290
Interest income	60,446	40,431	42,916	21,627	21,588	15,818	124,950	77,876
Interest expenses	940,049	657,145	798,481	368,790	39,378	-	1,777,908	1,025,935
Amortization	34,052	32,017	35,721	8,081	12,263	24,526	82,036	64,624
Depreciation	1,372,358	1,188,052	684,275	184,428	183,856	62,076	2,240,489	1,434,556
Segment profit	9,803,626	7,695,430	6,431,405	3,544,123	3,167,650	946,623	19,402,681	12,186,176
Expenditure for segment assets	$1,741,361	$3,827,747	$2,688,607	$1,409,166	$3,001,533	$424,971	$7,431,501	$5,661,884

	Alternators Three months ended September 30, (Unaudited)		Starters Three months ended September 30, (Unaudited)		Rods and shafts Three months ended September 30, (Unaudited)		Total Three months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$19,167,752	$15,337,254	$15,275,137	$9,709,148	$4,822,932	$2,247,454	$39,265,821	$27,293,856
Interest income	23,194	15,462	16,066	8,861	11,958	854	51,218	25,177
Interest expenses	319,863	215,902	318,994	132,600	29,345	-	668,202	348,502
Amortization	11,664	10,683	12,339	2,915	-	24,526	24,003	38,124
Depreciation	344,885	414,639	284,465	58,488	77,739	32,077	707,089	505,204
Segment profit	4,026,928	2,652,450	2,486,831	1,444,292	1,000,499	497,105	7,514,258	4,593,847
Expenditure for segment assets	$568,958	$1,631,871	$1,517,152	$527,104	$296,549	$255,604	$2,382,659	$2,414,579

	Alternators		Starters		Rods and shafts		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$75,095,568	$79,027,844	$65,284,698	$37,624,611	$27,100,707	$23,278,939	$167,480,973	$139,931,394

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

14.      Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Total consolidated revenue	$39,265,821	$27,293,856	$107,041,424	$72,416,290

Total profit for reportable segments	$7,514,258	$4,593,847	$19,402,681	$12,186,176
Unallocated amounts relating to
operations:
Interest income	11,329	669	104,750	2,747
Equity in net income of an		-		-
non-consolidated affiliate	567,802	-	792,924	-
Other income	-	500	122,315	10,640
Exchange loss	(60,266)	-	(241,446)	(325)
Finance costs	(4,472)	(449)	(7,637)	(1,268)
Other general expenses	(434,423)	(75,750)	(922,954)	(216,409)

Income before income taxes	$7,594,228	$4,518,817	$19,250,633	$11,981,561

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Total assets for reportable segments	$167,480,973	$139,931,394
Cash and cash equivalents	812,672	2,421,363
Other receivables	186,837	39,948
Deposit for acquisition of property, plant and
equipment and land use right	4,052,378	-
Property, plant and equipment	323,770	4,030
Investment in a non-consolidated affiliate	5,792,924	-

	$178,649,554	$142,396,735

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

14.      Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

PRC	$33,044,035	$24,679,203	$90,628,025	$66,033,108
South Korea	2,048,163	1,349,562	7,163,748	4,427,104
Brazil	1,375,947	-	3,169,297	-
Mexico	-	-	1,768,600	-
United States	1,689,614	12,148	1,892,715	68,364
Germany	-	-	829,543	-
Others	1,108,062	1,252,943	1,589,496	1,887,714

Total	$39,265,821	$27,293,856	$107,041,424	$72,416,290

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

15.     Subsequent event

On October 1, 2008, Jinzhou Halla entered into an equity transfer agreement with Hony Capital II, L.P., a Cayman Islands corporation (“Hony Capital”), pursuant to which Jinzhou Halla agreed to purchase Hony Capital’s 65% equity interest in Year City Limited, a British Virgin Islands corporation (“Year City”), representing all the equity interest in Year City held by Hony Capital. Year City owns 100% equity interest in Jinan Worldwide Auto parts Company (“Jinan Worldwide”). Jinan Worldwide is company established in PRC and engaging in the manufacturing of engines valves and tappets.

According to the equity transfer agreement, the consideration of this acquisition is approximately $11.7 million (RMB80 million), which is subject to certain price adjustments (the “Consideration”) based on Jinan Worldwide’s audited net income (including income tax refund, if any) for the year ending December 31, 2008 (the “2008 Audited Net Income”). If the 2008 Audited Net Income is less than approximately $2.85 million (RMB19.48 million), the Consideration will be reduced to an amount equal to the product of (i) approximately $11.7 million (RMB80 million) and (ii) the quotient of the 2008 Audited Net Income divided by approximately $2.85 million (RMB19.48 million). If the 2008 Audited Net Income is more than approximately $3.35 million (RMB22.88 million), then the Consideration will be increased to an amount equal to the product of (i) approximately $11.7 million (RMB80 million) and (ii) the quotient of the 2008 Audited Net Income divided by approximately $3.35million (RMB22.88 million).

The Consideration will be settled by three installments. The first installment of approximately $4.39 million (RMB30 million) was settled by October 10, 2008. The second installment approximately $2.93 million (RMB20 million) will be paid on or before December 21, 2008. The final installment of the Consideration will be made within a defined period after the audited financial statements of Jinan Worldwide are available. All installments will be settled in U.S. dollar, calculated based on the exchange rate for the conversion of RMB to U.S. dollar published by the China People’s Bank on the payment date.

Except for information disclosed above, disclosure of certain information for the acquisition of Year City in accordance with SFAS No.141 (Revised) “Business Combinations” has not been made in this condensed consolidated financial statements as the initial accounting for this acquisition was incomplete at the date of this Form 10-Q.

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

Overview

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”), Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”), Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”), Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”), Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”), Jinzhou Wonder Motor Co., Ltd. (“Jinzhou Wonder Motor”), Jinzhou Wonder Dianzhuang Co., Ltd. (aka Jinzhou Wonder Electrical Equipment Co., Ltd.) (“Jinzhou Dianzhuang”), Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui”) and Jinan Worldwide Auto Accessory Company (“Jinan Worldwide”), design, develop, manufacture and sell automotive electrical parts, specifically alternators and starters, suspension products, and engine valves and tappets in China. We have been producing alternators and starters in China since 1997. In 2007, we ranked second in sales revenue in China in the market for automobile alternators and starters.

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

Recent Developments

On October 1, 2008, our subsidiary Jinzhou Halla entered into an equity transfer agreement with Hony Capital II, L.P., a Cayman Islands corporation (“Hony Capital”), under which Jinzhou Halla will purchase 65% equity interest in Year City Limited, a British Virgin Islands corporation, representing all the equity interests in Year City Limited held by Hony Capital, for a total cash consideration of RMB 80 million subject to certain price adjustment. Year City does not have any assets except its 100% equity ownership of Jinan Worldwide, and a loan of US$2.55 million to Jinan Worldwide which we agreed to assume. Jinan Worldwide is a Chinese corporation engaging in the manufacturing of engine valves and tappets. For more information regarding this acquisition, please see our Current Report on Form 8-K filed with the U.S. Securities and Exchange on October 6, 2008.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2008:

Sales Revenue: Sales revenue increased $12.0 million, or 43.9%, to $39.3 million for the third quarter of 2008 from $27.3 million for the same period last year.

Gross Margin: Gross margin was 25.8% for the third quarter of 2008, as compared to 26.0% for the same period in 2007.

Net Income: Net income increased $2.7 million, or 72.9%, to $6.4 million for the third quarter of 2008, from $3.7 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.24 for the third quarter of 2008, as compared to $0.15 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Nine months ended
	September 30				September 30
	(unaudited)				(unaudited)
	2008		2007		2008		2007
Sales revenue	$39,266	100%	$27,294	100%	$107,041	100%	$72,416	100%
Cost of sales	29,140	74.2%	20,184	74.0%	79,239	74.0%	54,335	75.0%
Gross profit	10,126	25.8%	7,110	26.0%	27,803	26.0%	18,081	25.0%
Expenses
Administrative expenses	1,677	4.3%	967	3.5%	4,444	4.2%	2,544	3.5%
Selling expenses	1,209	3.1%	641	2.3%	2,912	2.7%	1,998	2.8%
Research and development costs	460	1.2%	255	0.9%	1,128	1.1%	733	1.0%
Total expenses	3,346	8.5%	1,863	6.8%	8,484	7.9%	5,274	7.3%
Government grants	-	-	-	-	-	-	786	1.1%
Net financial Costs	-139	0.4%	773	2.8%	1,381	1.3%	1,730	2.4%
Income before income taxes	7,594	19.3%	4,519	16.6%	19,251	18.0%	11,982	16.5%
Income taxes	633	1.6%	584	2.1	1,860	1.7%	1,017	1.4%
Minority interests	608	1.5	260	1.0%	1,786	1.7%	747	1.0%

Net income	$6,354	16.2%	$3,675	13.5%	$15,605	14.6%	$10,219	14.1%

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, and increasingly from the sale of rods and shafts used in shock absorbers, alternators and starters. Sales revenue increased $12.0 million, or 43.9%, to $39.3 million for the three months ended September 30, 2008 from $27.3 million for the same period last year. Such increase was mainly attributable to increased market demand for mid to small displacement alternator and starter products, the growth rate of which was higher and faster than that of the overall automobile industry, increased sales to our new and existing customers and growth in export sales. In this quarter, sales to our existing clients increased $7.4 million as compared to that in the same period last year. Our cost effective products with high quality also helped us to win more new customers. Sales to new customers contributed $4.6 million in the third quarter of 2008. In addition, we expanded our oversea sales channels and our export sales increased significantly to $6.2 million for the three months ended September 30, 2008 from $2.6 million for the same period last year. Our management expects the sales revenue to reach $150 million in 2008 and $220-$230 million in 2009.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $9.0 million, or 44.4%, to $29.1 million for the three months ended September 30, 2008 from $20.2 million during the same period in 2007. We believe the increase of cost of sales correlates with the revenue increase.

Gross Profit. Our gross profit equals to the difference between our sales revenue and our cost of sales. Our gross profit increased $3.0 million, or 42.4%, to $10.1 million for the three months ended September 30, 2008 from $7.1 million for the same period in 2007. Gross margin (gross profit as a percentage of sales revenue) was 25.8% for the three-month period ended September 30, 2008, as compared to 26.0% during the same period in 2007. Such percentage decrease was mainly due to the change of our product portfolio. Due to the high market demand for small displacement starters and alternators, we manufactured more smaller displacement starter and alternator products in this quarter. Our smaller displacement products generally have a lower gross margin than larger displacement products.

Total Expenses. Our total expenses, which are comprised primarily of administrative expenses, research and development expenses and selling expenses, increased $1.5 million, or 79.6%, to $3.3 million for the three months ended September 30, 2008 from $1.9 million for the same period in 2007. The dollar increase was primarily attributable to an increase of administrative expenses and selling expenses as discussed below. As a percentage of sales revenue, our total expenses for the three months ended September 30, 2008 increased to 8.5% from 6.8% for the same period of last year.

Administrative Expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $709,771, or 73.4%, to $1.7 million for the three months ended September 30, 2008 from $967,086 for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 4.3% for the three months ended September 30, 2008, as compared to 3.5% for the same period in 2007. The dollar and percentage increases were primarily attributable to the consolidation of the financial results of Jinzhou Hanhua and Jinzhou Karham and the audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). We also incurred a non-cash employee compensation of $109,772 for the three months ended September 30, 2008 as a result of the adoption of the equity incentive plan in April 2008 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Research and Development Costs. Our research and development costs consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $204,718, or 80.3%, to $459,804 for the three months ended September 30, 2008 from $255,086 for the same period in 2007. We plan to continue to focus on the research and development of new materials and improve technology to reduce raw material consumption per unit of production.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $567,965 to or 88.6%, to $1.2 million for the three months ended September 30, 2008 from $641,205 for the same period in 2007. As a percentage of sales revenue, our selling expenses increased to 3.1% for the three months ended September 30, 2008, as compared to 2.3% for the same period of last year. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of sales commissions and salaries resulting from the growth of sales revenue. In addition, transportation costs increased during the Beijing Olympics.

Net financial costs. Our financial costs decreased $912,007 to ($139,381) for the three months ended September 30, 2008 from $772,626 for the same period in 2007. We have a loan in the amount of €8.3 million (approximately $12.1 million) outstanding. Since such loan is denominated in Euro and RMB appreciated against Euro during the three months ended September 30, 2008, we had $853,061 foreign exchange gain during the three months ended September 30, 2008.

Income before Income Taxes. Income before income taxes increased $3.1 million, or 68.1%, to $7.6 million during the three months ended September 30, 2008 from $4.5 million during the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 19.3% during the three months ended September 30, 2008 from 16.6% during the same period in 2007 due to the factors described above.

Provision for Income Taxes.

United States

Wonder Auto Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income for the reporting period.

BVI

Wonder Auto Limited was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to a CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Coastal Open Economic Zones, Special Economic Zones or Economic and Technical Development Zones, such as our PRC subsidiaries, were subject to a CIT rate of 27.0%, which is comprised of a 24.0% state income tax and a 3.0% local income tax. In addition, FIEs engaging in manufacturing businesses with an operating an history of at least ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC CIT starting from the year they become profitable and a 50% tax reduction for the three years thereafter. As approved by the relevant PRC tax authority, our subsidiaries Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham were entitled to a two-year exemption from CIT followed by a 50.0% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year.

In addition, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua and Jinzhou Karham, being FIEs, were entitled to a special tax concession which allows an amount equal to 40.0% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year’s CIT over the prior year’s CIT. Jinzhou Halla and Jinzhou Dongwoo also were entitled to another special tax concession, an amount equivalent to 50.0% of the current year’s domestic development expenses that can be used as an offset against CIT. These two tax concessions, if unutilized in a particular year, can be carried forward for five years.

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

Jinzhou Halla and Jinzhou Dianzhuang are subject to a CIT rate of 25.0%. Jinzhou Dongwoo and Jinzhou Hanhua are each subject to a CIT rate of 12.5% in 2008. Jinzhou Wanyou, Jinzhou Karham and Fuxin Huirui are exempt from CIT in 2008.

Our provision for income taxes increased $48,791 to $632,570 during the three months ended September 30, 2008 from $583,779 during the same period in 2007. Because of the implementation of the CIT law, Jinzhou Halla is subject to a CIT rate of 25% in the third quarter of 2008, as compared to 12.5% for the same period last year. Jinzhou Halla is in the process of applying for high technology enterprise status.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income, and our minority interest increased $347,693, or 133.5% to $608,120 for the three months ended September 30, 2008 from $260,427 for the same period in 2007, reflecting the minority interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net income. Our net income increased $2.7 million to $6.4 million during the three months ended September 30, 2008 from $3.7 million during the same period in 2007, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Sales Revenue. Sales revenue increased $34.6 million, or 47.8%, to $107.0 million for the nine months ended September 30, 2008 from $72.4 million for the same period ended on September 30, 2007. Such increase was mainly attributable to increased market demand for mid to small displacement alternator and starter products, the growth rate of which was higher and faster than that of the overall automobile industry, increased sales to our new and existing customers and growth in export sales. In the nine months ended September 30, 2008, sales to our existing clients increased $18.5 million as compared to that in the same period last year. Our cost effective products with high quality also helped us to win more new customers. Sales to new customers contributed $16.1 million in the first nine months of 2008. In addition, we expanded our oversea sales channels and our export sales increased significantly to $16.4 million for the nine months ended September 30, 2008 from $6.4 million for the same period last year.

Cost of Sales. Our cost of sales increased $24.9 million, or 45.8%, to $79.2 million for the nine months ended September 30, 2008 from $54.3 million during the same period in 2007. This increase was mainly due to the increase of our sales revenue. As a percentage of sales revenue, the cost of goods sold decreased to 74.0% during the nine months ended September 30, 2008 from 75.0% in the same period of 2007. Such decrease was mainly due to the decrease of per unit cost of products resulting from the economies of scale. We also benefited from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production.

Gross Profit. Our gross profit increased $9.7 million, or 53.8%, to $27.8 million for the nine months ended September 30, 2008 from $18.1 million for the same period in 2007. Gross margin increased to 26.0% for the nine-month period ended September 30, 2008, from 25.0% during the same period in 2007 due to the reasons as discussed above.

Total Expenses. Our total expenses increased $3.2 million, or 60.9%, to $8.5 million for the nine months ended September 30, 2008 from $5.3 million for the same period in 2007. As a percentage of sales revenue, our total expenses increased to 7.9% for the nine months ended September 30, 2008, as compared to 7.3% for the same period in 2007. The dollar and percentage increase was primarily attributable to the increase of administrative expenses and selling expenses as discussed below.

Administrative Expenses. Our administrative expenses increased $1.9 million, or 74.7%, to $4.4 million for the nine months ended September 30, 2008 from $2.5 million for the same period in 2007. As a percentage of sales revenue, administrative expenses increased to 4.2% for the nine months ended September 30, 2008, as compared to 3.5% for the same period in 2007. This dollar and percentage increase was primarily attributable to the consolidation of the financial results of Jinzhou Hanhua and Jinzhou Karham and the audit and assessment costs in complying with the rules and regulations related to SOX 404. We also incurred a non-cash employee compensation of $109,772 for the nine months ended September 30, 2008 as a result of the adoption of the equity incentive plan in April 2008 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Research and Development Costs. Our research and development costs increased $395,320, or 54.0%, to $1.1 million for the nine months ended September 30, 2008 from $732,706 for the same period in 2007. As a percentage of sales revenue, research and development costs increased to 1.1% for the nine months ended September 30, 2008 from 1.0% for the same period in 2007.

Selling Expenses. Our selling expenses increased $914,200, or 45.8%, to $2.9 million for the nine months ended September 30, 2008 from $2.0 million for the same period in 2007. The increase in the amount of selling expenses was mainly attributable to the increase of sales commissions and salaries resulting form the growth of our sales revenue. In addition, transportation costs increased during the Beijing Olympics. As a percentage of sales revenue, our selling expenses decreased to 2.7% for the nine months ended September 30, 2008, as compared to 2.8% for the same period of last year.

Income before Income Taxes. Income before income taxes increased $7.3 million, or 60.7%, to $19.3 million during the nine months ended September 30, 2008 from $12.0 million during the same period in 2007. Income before income taxes as a percentage of sales revenue increased to 18.0% during the nine months ended September 30, 2008 from 16.5% during the same period in 2007 due to the factors described above.

Provision for Income Taxes. Our provision for income taxes increased $843,310, or 83.0%, to $1.9 million during the nine months ended September 30, 2008 from $1.0 million during the same period in 2007. As a percentage of sales revenue, our provision for income taxes increased to 1.7% for the nine months ended September 30, 2008 from 1.4% for the same period of last year.

Minority Interest. Minority interest reflected an adjustment to our consolidated group net income, and our minority interest increased $1.0, or 139.2%, to $1.8 million for the nine months ended September 30, 2008 from $746,504 for the same period of last year, reflecting minority interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karham.

Net income. Our net income increased $5.4 million, or 52.7%, to $15.6 million during the nine months ended September 30, 2008 from $10.2 million during the same period in 2007.

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

In the third quarter of 2008, our sales revenue from our alternator product line was $19.2 million, our sales revenue from our starter product line was $15.3 million and our sales from our rods and shafts product line was $4.8 million. Among the three principal products, shock absorber production enjoyed the fastest growth rate and the highest gross margin, reaching approximately 25-30%.

Additional information regarding our alternator, starter and rods and shafts product lines can be found at Note 13 to our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $19.9 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Nine months Ended
	September 30,
(Unaudited)	(in thousands)
	2008	2007

Net cash (used in) provided by operating activities	$(1,721)	$3,889
Net cash (used in) investing activities	(16,559)	(17,532)
Net cash provided by financing activities	6,050	13,937
Effect of foreign currency translation on cash and cash equivalents	980	517
Net cash flow	$(11,249)	$811

Operating Activities:

Net cash used in operating activities was $1.8 million for the nine-month period ended September 30, 2008, which is a decrease of $5.7 million from the $3.9 million net cash provided by operating activities in the same period in 2007. Such increase in net cash used in operating activities for the nine months ended September 30, 2008 was mainly due to the increase in receivables and inventories. As our business continues to grow, our receivables increase. In addition, we made certain prepayments for raw materials in exchange for more favorable pricing from our suppliers.

Investing Activities:

Our main uses of cash for investing activities during the nine months ended September 30, 2008 was for the acquisition of property, plant and equipment, the acquisitions of Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui, investments in Money Victory Limited and restricted cash pledged as deposit for bill payable issuance.

Net cash used in investing activities in the nine-month period ended September 30, 2008 was $16.6 million which is a decrease of $0.9 million from net cash used in investing activities of $17.5 million in the same period last year. Net cash used in investing activities in the nine months ended September 30, 2008 was mainly attributable to a $5.0 million investment in Money Victory Limited, payments totaling $3.9 million for the acquisitions of Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui. In addition, we spent approximately $11.8 million in connection with the acquisition of property, plan and equipment. As compared to the same period last year, our restricted cash decreased $7.9 million, primarily due to our good credit with banks, which lowered the rate for pledged cash from approximately 50% to 30%-40%.

Financing Activities:

Net cash provided by financing activities in the nine-month period ended September 30, 2008 totaled $6.1 million as compared to $13.9 million provided by financing activities in the same period of 2007. The decrease of the cash provided by financing activities was mainly attributable to the decrease of outstanding bank loans.

Our debt-to-equity ratio was 38.1% as of September 30, 2008. We plan to maintain our debt-to-equity ratio below 60%, increase our long-term loans, decrease our short-term loans and increase our ratio of borrowing in foreign currency to take advantage of the expected increase of the value of RMB against the U.S. dollar.

As of September 30, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(In millions of U.S. dollars)
Banks	Amounts		Maturity Date	Duration
China Construction Bank	$2.9	*	October 28, 2008	1 year
Bank of China	4.4	*	October 1, 2008	6 months
Jinzhou Commercial Bank	0.4	*	September 24, 2009	1 years
Jinzhou Commercial Bank	0.4	*	March 27, 2009	1 year
China construction Bank	5.9	*	April 11, 2009	2 years
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH	12.1	**	October 15, 2013	7 years
Bank of China	5.9	*	October 16, 2008	3 months
Bank of China	1.5	*	May 19, 2009	1 years
Hua Xia Bank	2.9	*	June 30, 2009	1 year
Bank of China	0.7	*	November 23, 2008	3 months
Jinzhou Commercial Bank	0.2	*	August 20, 2009	1 year
Total	$37.3

*The loans are denominated in RMB, we used the exchange rate of $1 = RMB 6.8353.
**The loan is denominated in Euro, we used the exchange rate of €1 = RMB 9.9997.

In the third quarter 2008, we repaid three bank loans in the total amount of $2.2 million. We repaid another three bank loans of $13.2 million in aggregate as of the date of this report. Approximately $12 million of the existing bank loans will mature in the next twelve months. We plan to either repay these debts as they mature or refinance the debts.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, after receiving the aggregate proceeds from our planned capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, for a discussion of the Company’s critical accounting policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Recently issued accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. Our management is currently evaluating the impact of SFAS 163 on our financial statements but does not expect it to have a material effect.

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. Our management is in the process of evaluating the impact that SFAS 162 will have on our financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our management is in the process of evaluating the impact that SFAS 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Our management is in the process of evaluating the impact that SFAS 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Our management is in the process of evaluating the impact that SFAS 141 (Revised) will have on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2008, we made no unregistered sales of our equity securities.

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

DATED: November 4, 2008

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