Form 10-K/A
period 2006-12-31
Wonder Auto Technology, Inc
filed 2009-03-30
CIK 1162862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
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

No. 16 Yulu Street Taihe District, Jinzhou City, Liaoning Province People’s Republic of China, 121013
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

As of June 30, 2006, there were 23,959,994 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $49 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “Amendment”) of Wonder Auto Technology, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on February 20, 2008.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) is being amended to: (1) record a compensation charge relating to the obligations of two shareholders of the Company under the make good escrow agreement with certain investors that was entered into in connection with the Company’s private placement transaction occurred in June 2006; (2)  re-classify changes in certain restricted cash which was used as collateral support for the Company’s bills payable from cash flows from investing activities to cash flows from financing activities (see below for more details); (3) separated research and development costs from cost of sales and reclassify it as operating expenses to confirm to the Company’s current year presentation; and (4) revise Item 6 “Selected Financial Data” and Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes above.

On March 20, 2009, the Company’s management and audit committee concluded that its consolidated financial statements as of and for the year ended December 31, 2006 could no longer be relied upon due to the reasons discussed herein.

Compensation Charge

In connection with the Company’s private placement which closed in June 2006, two of the Company’s shareholders Choice Inspire Limited (“CIL”) and Empower Century Limited (“ECL”) pledged and deposited into escrow 3,300,000 shares of the Company’s common stock pursuant to a “make good” escrow agreement with the private placement investors.  Under the “make good” escrow agreement, the pledged shares were deliverable to the investors, on a pro rata basis, if the Company did not meet certain minimum net income thresholds during the fiscal years 2006 and 2007, but would be released back to CIL and ECL if the net income thresholds were achieved.  The Company achieved its net income thresholds for both 2006 and 2007.

On February 8, 2007, stockholders of CIL and ECL transferred their right to receive the 1,650,000 shares in escrow for no consideration to Xiangdong Gao who ultimately received the escrowed shares. Upon consideration of the SEC’s comment, after consultation with its independent auditor, the Company’s management and audit committee have determined that it should have recognized a non-cash compensation expense for the shares released from the escrow on February 8, 2007. Accordingly, the aggregate fair value of the shares at the time when the performance target was met, $7,507,500, has been accounted for as stock-based compensation in 2006.

Re-classification of Restricted Cash

The Company originally accounted for the change of restricted cash, which was used as collateral support for the Company’s bills payable undertaken by banks, as cash flows from investing activities. In response to the SEC’s comments, the Company has restated its consolidated financial statements for the year ended December 31, 2006 to re-classify such increases and decreases in restricted cash as cash flows from financing activities in its financial statements.

For purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety.  Unless otherwise indicated, this report speaks only as of the date of the Original Filing.  No attempt has been made in this Amendment to update other disclosures presented in the Original Filing.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Amendment includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Statement of operations data:
Sales Revenues:	$22,781	$39,791	$42,266	$48,063	$72,150
Cost of Sales	(17,288)	(31,193)	(32,794)	(35,963)	(57,342)
Gross profit	5,493	8,598	9,470	12,100	14,808
Operating expenses:
Administrative expenses	715	755	890	1,155	1,918
Research and development expenses	-	-	279	824	948
Selling expenses	1,135	1,523	1,514	2,148	2,138
Unusual charge-make good provision	-	-	-	-	7,508
	1,850	2,278	2,684	4,128	12,511
Income from operations
Interest income	-	-	14	29	97
Other income	-	-	148	137	357
Income before income taxes	3,334	5,883	6,306	7,298	2,088
Income taxes	33	(665)	(718)	(897)	(1,270)
Minority interests	-	-	-	-	(102)
Net income	3,367	5,218	5,588	6,401	716
Earnings per share - basic and diluted	$0.2	$0.3	$0.32	$0.37	$0.03

Weighted average number of shares outstanding - basic and diluted	17,227	17,227	17,227	17,227	20,787
Cash dividend declared per common share	N/A	N/A	N/A	0.33	N/A
Cash flows data:
Net cash flows provided by (used in) operating activities	$908	$(2,481)	$7,239	$11,439	$1,389
Net cash flows used in investing activities	(631)	(1,300)	(2,849)	(2,099)	(6,219)
Net cash flows provided by (used in) financing activities	304	4,947	(4,784)	(6,952)	8,308

	December 31,
	2002	2003	2004	2005	2006
Balance sheet data:
Cash and cash equivalents	$1,056	$2,223	$1,830	$4.369	$8,204
Working capital
	4,367	6,297;	5,344	10,185	18,933
Total assets	28,591	37,643	36,975	52,090	78,000
Total current liabilities	14,154	20,824	19,262	28,282	37,194
Long term liability	-		-	4,955	-
Total liabilities	14,154	20,824	19,262	33,236	37,194
Total stockholders' equity	14,437	16,819	17,713	18,853	38,227

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All amounts are in thousands of U.S. dollars.

	Year ended December 31,
	2006	2005	2004
Revenue
Sales	$72,150	$48,063	$42,266
Cost of sales	(57,342)	(35,963)	(32,795)

Gross profit	14,808	12,100	9,471

Operating expenses
Administrative expenses	1,918	1,155	890
Research and development expenses	948	824	279
Selling expenses	2,138	2,148	1,514
Unusual charge - Make good provision	7,508	-	-
	12,511	4,128	2,684

Income from operations	2,297	7,972	6,787
Interest income	97	29	14
Other income	357	137	148
Finance costs	(1,034)	(839)	(643)
Equity in net income of unconsolidated
affiliates	371	-	-

Income before income taxes	2,088	7,298	6,306
Income taxes	(1,270)	(897)	(718)
Minority interests	(102)	-	-

Net income	$716	$6,401	$5,587

	Year Ended December 31,
Components of Revenue In thousands	2006	2005	2004

Total Revenues	$72,150	$48,063	$42,266

Revenues by Product or Product line
alternator	45,216	30,118	28,119
starter	$26,934	$17,945	$14,147

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Sales Revenue.  Sales revenue increased $24.09 million, or 50.12% to $72.15 million for the year ended December 31, 2006 from $48.06 million for the same period in 2005. This increase was mainly attributable to the increased market demand for our products in the small and medium engine sedan market in China spurred in part by governmental incentives, our expanded production capacity and increased sales to our existing customers.

Cost of Goods Sold.  Our cost of goods sold increased $21.38 million to $57.34 million for the year ended December 31, 2006 from $35.96 million during the same period in 2005. As a percentage of sales revenue, the cost of goods sold increased to 79.48% during the year ended December 31, 2006 from 74.82% in the same period of 2005. This increase is attributable to the rise in the cost of raw materials we use in our products. The price of raw materials rose by 8.92% in 2006 which resulted in an increase of 8.24% in the overall cost of goods sold despite our relatively stable labor and manufacturing costs.

Gross Profit. Our gross profit increased $2.71 million to $14.81 million for the year ended December 31, 2006 from $12.10 million for the same period in 2005. Gross profit as a percentage of sales revenue was 20.52% for the year ended December 31, 2006, as compared to 25.18% during the same period in 2005. The rise in the cost of raw materials dampened gross profit by offsetting any benefits, which could have otherwise accrued from a decrease in our labor and manufacturing costs and an increase in product price.

Administrative Expenses.  Our administrative expenses increased $0.76 million, or 65.99%, to $1.92 million for the year ended December 31, 2006 from $1.16 million for the same period in 2005. As a percentage of sales revenue, administrative expenses increased to 2.66% for the year ended December 31, 2006 from 2.40% for the same period in 2005. The increases in amount and percentage were attributable to the increase in expenses incurred in the financing activities in the U.S., as well as audit expenses.

Research and Development Expenses. Our research and development expenses increased $0.12 million, or 14.99%, to $0.95 million for the year ended December 31, 2006 from $0.82 million for the same period in 2005. As a percentage of net revenues, research and development expenses decreased to 1.31% for the year ended December 31, 2006 from 1.71% for the same period in 2005. This percentage decrease is primarily a function of our net revenues increasing faster than our research and development expenses.

Selling Expenses.  Our selling expenses decreased $10,573 to $2.14 million for the year ended December 31, 2006 from $2.15 million for the same period in 2005. As a percentage of sales revenue, our selling expenses decreased to 2.96% for the year ended December 31, 2006 from 4.47% for the same period in 2005. This percentage decrease was primarily attributable to our utilization of more efficient controls that stabilized our selling expenses and improved the quality of our products resulting in less expenses related to repairs and replacements.

Unusual Charge – Make Good Provision.

In connection with the Company’s private placement which closed in June 2006, two of the Company’s shareholders Choice Inspire Limited (“CIL”) and Empower Century Limited (“ECL”) pledged and deposited into escrow 3,300,000 shares of the Company’s common stock pursuant to a “make good” escrow agreement with the private placement investors.  Under the “make good” escrow agreement, the pledged shares were deliverable to the investors, on a pro rata basis, if the Company did not meet certain minimum net income thresholds during the fiscal years 2006 and 2007, but would be released back to CIL and ECL if the net income thresholds were achieved.

On February 8, 2007, stockholders’ of CIL and ECL transferred their right to receive the 1,650,000 shares in escrow for no consideration to Xiangdong Gao who ultimately received the escrowed shares. Compensation expense should be recognized equal to the amount of the market value of the shares as of the date when the performance goal was met. We achieved our net income threshold for 2006, accordingly, the Company recognized a non-cash expense of $7.5 million in 2006.

Total expenses. Our total expenses increased $8.38 million to $12.51 million for the year ended December 31, 2006 from $4.13 million for the same period in 2005. As a percentage of sales revenue, our total expenses increased to 17.34% for the year ended December 31, 2006 from 8.59% for the same period in 2005. The increases in amount and percentage were primarily attributable to the non-cash expenses of $7.51 million related to the make good arrangement recognized in 2006 as discussed above.

Income Before Income Taxes.  Income before income taxes decreased $5.21 million, or 71.39%, to $2.09 million during the year ended December 31, 2006 from $7.30 million during the same period in 2005. Income before income taxes as a percentage of sales revenue decreased to 2.89% during the year ended December 31, 2006 from 15.18% during the same period in 2005. Such decrease in income before income tax was mainly attributable to the non-cash expenses related to the make good arrangement as discussed above.

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

Net Income.  Net income decreased $5.68 million, or 88.81%, to $0.72 million during the year ended December 31, 2006 from $6.40 million during the same period in 2005. Such decrease was attributable to the non-cash expenses related to the make good arrangement as discussed above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales Revenue.  Sales revenue increased $5.79 million or 13.72% to $48.06 million in 2005 from $42.27 million in 2004. This increase was mainly attributable to the increased market demand for our products due to growth in the small and medium engine sedan market.

Cost of Goods Sold.  Our cost of goods sold increased $3.17 million or 9.66% to $35.96 million in 2005 from $32.79 million in 2004. This increase was mainly attributable to the increase of sales volumes. As a percentage of net revenues, our cost of goods sold in 2005 decreased 2.77% from 74.82% in 2005 to 77.59% in 2004 mainly because the sale of products with higher profit margins constituted a higher percentage of our sales revenue in 2005 as compared with 2004.

Gross Profit.  Our gross profit increased $2.63 million or 27.76% to $12.10 million in 2005 from $9.47 million in 2004. Gross profit as a percentage of sales revenue increased 2.77% in 2005 as compared with 2004 for the reason stated above.

Administrative Expenses.  Our administrative expenses increased approximately $0.26 million, or 29.75%, to $1.16 million in 2005 from approximately $0.89 million in 2004. As a percentage of sales revenue, administrative expenses increased 0.29% to 2.40% in 2005 from 2.11% in 2004. This dollar increase was primarily attributable to salary increases resulting from the establishment of three new vice president positions and the increase cost for repairing our facilities.

Research and Development Expenses.  Our research and development expenses increased $0.55 million, or 195.63%, to $0.82 million for the year ended December 31, 2005 from $0.28 million for the same period in 2004. As a percentage of sales revenue, research and development expenses increased to 1.71% for the year ended December 31, 2005 from 0.07% for the same period in 2004. This percentage increase is primarily the result of the increased investment in research and development.

Selling Expenses.  Our selling expenses increased $0.63 million, or 42.25%, to $2.15 million in 2005 from $1.51 million in 2004. As a percentage of sales revenue, our selling expenses in 2005 increased 0.90% as compared with 2004. This dollar increase was primarily attributable to our increased marketing efforts and the increase of the sales volumes. We believe the increase of selling expenses is generally in line with the increase of sales revenue.

Total Expenses.  Our total expenses increased $1.44 million, or 53.82%, to $4.13 million in 2005 from $2.68 million in 2004. As a percentage of sales revenue, our total expenses increased to 8.59% in 2005 from 6.35% in 2004. This dollar increase was primarily attributable to the factors described above.

Income Before Income Taxes.  Income before income taxes increased $0.99 million, or 15.73%, to $7.29 million in 2005 from $6.31 million in 2004. Income before income taxes as a percentage of sales revenue increased 0.26% in 2005 as compared to 2004. This increase was primarily a result of increase of the sales revenue and gross margin.

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

Cash Flow

	Years Ended December 31,
	2004	2005	2006
Net cash provided by operating activities	$7,239,337	$11,439,101	$1,388,932
Net cash used in investing activities	(2,848,514)	(2,099,462)	(6,219,108)
Net cash (used in) provided by financing activities	(4,784,483)	(6,951,636)	8,307,986
Effect of foreign currency translation on cash and cash equivalents	74	150,993	357,132
Net cash Flow	$(393,586)	$2,538,996	$3,834,942

Operating Activities :

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

Investing Activities :

Our main uses of cash for investing activities are payments to the acquisition of property and purchase of stock option rights, plant and equipment.

Net cash used for investing activities in the year ended December 31, 2006 was $6.22 million, which is an increase of $4.12 million from net cash used for investing activities of $2.10 million in the same period of 2005. The increase was due to investments in fixed assets and the acquisition of Dong Woo for $5.82 million and an investment of $0.5 million for a 20% in interest in Wonder Friends, a manufacturer of piston rods, vibration dampers and rotary axes for motor vehicles.

Net cash used for investing activities in the year 2005 was $2.10 million, which is a decrease of $0.75 million from net cash used for investing activities of $2.85 million in 2004. Such decrease was primarily the result of decrease in payments to acquire and for acquisition of property, plant and equipment.

Financing Activities :

Net cash provided by financing activities in the year ended December 31, 2006 totaled $8.31 million as compared to $6.95 million used in financing activities in the same period of 2005. The increase in net cash is attributable to the receipt of (i) $10.14 million (after payment of offering expenses) through the issuance of stock in a private placement completed in June 2006 and (ii) $880,000 from bank loans which more than offset the payment of $1.72 million by Halla as dividends to its stockholders.

Net cash used for financing activities was $6.95 million in 2005 as compared to $4.78 million used for financing activities in 2004. The $2.17 million decrease in the payment of dividend and the $2.34 million increase in restricted cash in 2005 more than offset the $3.26 million increase of the proceeds from new bank loans in 2005.

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

•
Warranty . It is the policy of the Company to provide after sales support by way of a warranty program. The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty such that the closing balance of this provision is equal to certain percentage of relevant sales during the reporting periods as follows :

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

Provision for inventories

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

Exhibit Index is hereby incorporated by reference.

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

As discussed in Note 3(iii) the Company has restated the accompanying consolidated financial statements as of December 31, 2006, and for the year then ended.

PKF
Certified Public Accountants
Hong Kong, China
February 12, 2007 except for note 3(ii), (iii) and (iv) as to which the date is March 30, 2009

Wonder Auto Technology, Inc.
Consolidated Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Revenue
Sales	$72,150,483	$48,062,805	$42,265,874
Cost of sales	(57,342,201)	(35,962,931)	(32,794,978)

Gross profit	14,808,282	12,099,874	9,470,896

Operating expenses
Administrative expenses	1,917,817	1,155,378	890,460
Research and development expenses	947,702	824,184	278,788
Selling expenses	2,137,853	2,148,426	1,514,417
Unusual charge - make good provision - Note 3(ii)	7,507,500	-	-

	12,510,872	4,127,988	2,683,665

Income from operations	2,297,410	7,971,886	6,787,231
Interest income	96,810	28,539	13,554
Other income	356,590	136,711	148,056
Finance costs - Note 5	(1,033,551)	(838,954)	(643,141)
Equity in net income of unconsolidated affiliates - Note 4	371,005	-	-

Income before income taxes	2,088,264	7,298,182	6,305,700
Income taxes - Note 6	(1,270,391)	(897,256)	(718,298)
Minority interests - Note 7	(101,827)	-	-

Net income	$716,046	$6,400,926	$5,587,402

Earnings per share: basic and diluted - Note 8	$0.03	$0.37	$0.32

Weighted average number of shares outstanding:
basic and diluted	20,787,279	17,227,198	17,227,198

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

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$9,631,537	$10,299,879
Bills payable - Note 9	8,628,078	7,060,222
Other payables and accrued expenses - Note 16	3,121,533	709,822
Provision for warranty - Notes 4 and 17	1,049,344	914,403
Dividend payable	-	1,699,282
Income tax payable	398,768	161,277
Amount due to a stockholder - Note 18	-	5,149
Amount due to an unconsolidated affiliate - Note 18	37,492	-
Secured short-term bank loans - Note 19	14,326,831	7,431,813

Total current liabilities	37,193,583	28,281,847

Secured long-term bank loans - Note 19	-	4,954,542

TOTAL LIABILITIES	37,193,583	33,236,389

COMMITMENTS AND CONTINGENCIES
- Note 20

MINORITY INTERESTS - Note 4	2,579,572	-

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2006 and 2005; none issued and outstanding	-	-
Common stock: par value $0.0001 per share - Note 21
Authorized 90,000,000 shares in 2006 and 2005; issued and outstanding 23,959,994 shares in 2006 and 17,227,198 shares in 2005	2,396	1,723
Additional paid-in capital - Note 21	29,647,643	11,998,377
Statutory and other reserves - Note 22	3,148,265	2,347,848
Accumulated other comprehensive income - Note 23	1,452,138	444,670
Retained earnings	3,976,543	4,060,914

TOTAL STOCKHOLDERS’ EQUITY	38,226,985	18,853,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,000,140	$52,089,921

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$716,046	$6,400,926	$5,587,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,401,541	1,158,561	986,517
Amortization of trademarks and patents	769	342	338
Amortization of land use right	28,883	26,245	25,980
Deferred taxes	(16,369)	857	(144,817)
Loss on disposal of property, plant and equipment	79,527	-	19,489
(Recovery of)/provision for doubtful debts	(7,701)	-	1,906
(Recovery of)/provision for obsolete inventories	(52,470)	(186,646)	126,524
Equity in net income of an unconsolidated affiliate	(371,005)	-	-
Increase in minority interests	101,827	-	-
Unusual charge - make good provision	7,507,500	-	-
Changes in operating assets and liabilities:
Trade receivables	(5,493,345)	(7,073,894)	840,070
Bills receivable	1,536,869	(73,117)	(736,499)
Other receivables, prepayments and deposits	(664,255)	96,624	(232,531)
Inventories	(4,481,151)	(415,127)	2,860,283
Trade payables	460,403	5,288,135	(3,267,345)
Bills payable	601,360	5,729,402	1,206,680
Amount due to an unconsolidated affiliate	36,719	-	-
Other payables and accrued expenses	(263,895)	340,742	(115,934)
Provision for warranty	102,845	76,155	41,326
Income tax payable	164,834	69,896	39,948

Net cash flows provided by operating activities	1,388,932	11,439,101	7,239,337

Cash flows from investing activities
Payments to acquire trademarks and patents	(10,023)	-	(206)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(3,627,589)	(2,062,891)	(2,879,320)
Proceeds from sales of property, plant and equipment	73,169	-	31,012
Payment to acquire marketable securities	-	(36,571)	-
Proceeds from sales of marketable securities	37,585	-	-

Cash acquired from the RTO	419	-	-
Payment to acquire Wonder Friends - Notes 1 and 4	(500,000)	-	-
Payment to acquire Dong Woo - Notes 1 and 4	(2,430,000)	-	-
Cash inflow from Dong Woo - Note 4	237,331	-	-

Net cash flows used in investing activities	$(6,219,108)	$(2,099,462)	$(2,848,514)

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities
(Repayment to)/advance from a stockholder	$(5,149)	$-	$5,149
Amount due from a related company	(68,128)	-	-
Dividend paid to stockholders	(1,719,985)	(6,958,197)	(4,666,033)
Increase in restricted cash	(917,757)	(2,963,170)	(623,072)
Proceeds from bank loans	17,573,649	12,386,355	9,127,907
Repayment of bank loans	(16,696,664)	(9,416,624)	(8,628,534)
Proceeds from issuance of shares in connection with the reorganization before RTO	-	-	100
Net proceed from issue of shares	10,142,020	-	-

Net cash flows provided by (used in) financing activities	8,307,986	(6,951,636)	(4,784,483)

Effect of foreign currency translation on cash and cash equivalents	357,132	150,993	74

Net increase (decrease) in cash and cash equivalents	3,834,942	2,538,996	(393,586)

Cash and cash equivalents - beginning of period	4,368,757	1,829,761	2,223,347

Cash and cash equivalents - end of period	$8,203,699	$4,368,757	$1,829,761

Supplemental disclosures for cash flow information:
Non-cash financing activity:
Issuance of 8,613,599 shares of WAL’s common stock for the acquisition of entire equity interests in Man Do Auto and Jinzhou Halla in conjunction with the reorganization	$-	$-	$100
Outstanding payable for acquisition of a subsidiary	$2,420,000	$-	$-
Cash paid for:
Interest	$807,693	$611,326	$537,958
Income taxes	$1,121,927	$826,503	$823,165

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)
					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, January 1, 2004	17,227,198	$1,723	$11,998,277	$1,061,191	$23,818	$3,734,432	$16,819,441
Issuance of shares in connection with the reorganization	-	-	100	-	-	-	100
Comprehensive income
Net income	-	-	-	-	-	5,587,402	5,587,402
Foreign currency translation adjustments	-	-	-	-	766	-	766
Total comprehensive income							5,588,168
Appropriation to reserves	-	-	-	645,488	-	(645,488)	-
Dividend	-	-	-	-	-	(4,694,894)	(4,694,894)

Balance, December 31, 2004	17,227,198	1,723	11,998,377	1,706,679	24,584	3,981,452	17,712,815
Comprehensive income
Net income	-	-	-	-	-	6,400,926	6,400,926
Foreign currency translation adjustments	-	-	-	-	420,086	-	420,086
Total comprehensive income							6,821,012
Appropriation to reserves	-	-	-	641,169	-	(641,169)	-
Dividend	-	-	-	-	-	(5,680,295)	(5,680,295)

Balance, December 31, 2005	17,227,198	1,723	11,998,377	2,347,848	444,670	4,060,914	18,853,532
Recapitalization	2,832,800	283	136	-	-	-	419
Share issued for proceeds of $12 million	3,899,996	390	11,999,610	-	-	-	12,000,000
Cost of raising capital	-	-	(1,857,980)	-	-	-	(1,857,980)
Unusual charge - make good provision - Note 3 (iii)	-	-	7,507,500	-	-	-	7,507,500
Comprehensive income
Net income, as restated	-	-	-	-	-	716,046	716,046
Foreign currency translation adjustments	-	-	-	-	1,007,468	-	1,007,468
Total comprehensive income							1,723,514
Appropriation to reserves	-	-	-	800,417	-	(800,417)	-

Balance, December 31, 2006	23,959,994	$2,396	$29,647,643	$3,148,265	$1,452,138	$3,976,543	$38,226,985
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

3.	Basis of presentation

(i)	Reorganization

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(ii)	Make good arrangement

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

For the purpose of determining whether or not the net income threshold (“NIT”) has been met, the return of any shares to CIL and ECL was not deemed an expense to the Company.

Excluding the make good provision of $7,507,500, the Company has achieved the 2006 NIT.

Following the incorporation of the SEC comments as detailed in note 3(iii) below, the shares released back to CIL and ECL is recognized as an expense by reference to the market value of the shares as of the date when the performance goal was met, i.e. December 31, 2006. The total expense recognized for the fiscal year 2006 is $7,507,500. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iii)	Restatement

The Company has restated the consolidated financial statements as of December 31, 2006 in response to the comments from the United States Securities and Exchange Commission’s (the “SEC”) on (i) compensation charges arising from make good provision in connection with the release of escrow shares and (ii) classification of cash flows arising from movement in restricted cash.

(a)	Compensation charges arising from make good provision in connection with the release of escrow shares

On February 8, 2007, stockholders of CIL and ECL surrendered their rights of entitlement to the first tranche of 1,650,000 shares to Xiangdong Gao for no consideration. Following the achievement of 2006 net income threshold as detailed in note 3(ii). Xiangdong Gao maintained no relationship with the Company other than as a shareholder. The Company, therefore, relied upon guidance given in SEC Practice\08 SEC Staff Views - Current Issue Rulemaking Projects 11/16/98 and did not recognize compensation expenses in connection with the release of such escrow shares.

Upon consideration of SEC’s comments, the Company decided to recognize compensation expenses for the shares released from escrow, irrespective of whether CIL and ECL surrendered their rights of entitlement to Xiangdong Gao.

(b)	Classification of cash flow arising from movement in restricted cash

Because the bank deposits placed with the bank as restricted cash carried interest, the management had considered the movement in restricted cash as investing activity even though they were pledged for bills payable.

The SEC expressed a view that the movement of restricted cash, which was used as collateral for the Company’s bills payable undertaken by bank, should be accounted for as cash flows from financing activities, instead of cash flows from investing activities. Upon consideration of SEC’s comments, the Company decided to re-classify the movement of restricted cash as cash flows from financing activities.

The following table sets forth the financial impacts of the restatement on the Company.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iii)	Restatement (Cont’d)

Consolidated Statement of Operations for the year ended December 31, 2006
		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Gross profit	$14,808,282	$-	$14,808,282
Operating expenses	(5,003,372)	(7,507,500)	(12,510,872)

Income before the following items and taxes	9,804,910	(7,507,500)	2,297,410
Other operating expenses	(209,146)	-	(209,146)

Income before income taxes	9,595,764	(7,507,500)	2,088,264
Income taxes	(1,270,391)	-	(1,270,391)
Minority interests	(101,827)	-	(101,827)

Net income	$8,223,546	$(7,507,500)	$716,046

Earnings per share:
basic and diluted	$0.40	$(0.37)	$0.03

Weighted average number of shares outstanding:
basic and diluted	20,787,279	-	20,787,279

Consolidated Balance Sheet as of December 31, 2006

		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,396	$-	$2,396
Additional paid-in-capital	22,140,143	7,507,500	29,647,643
Statutory and other reserves	3,148,265	-	3,148,265
Accumulated other comprehensive income	1,452,138	-	1,452,138
Retained earnings	11,484,043	(7,507,500)	3,976,543

Total stockholders’ equity	$38,226,985	$-	$38,226,985

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iii)	Restatement (Cont’d)

Consolidated Statement of Cash Flows for the year ended December 31, 2006

		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net income	$8,223,546	$(7,507,500)	$716,046
Adjustments to reconcile net income to net cash provide by operating activities	(6,834,614)	7,507,500	672,886

Net cash flows provided by operating activities	1,388,932	-	1,388,932

Net cash flows used in Investing activities	(7,136,865)	$917,757	(6,219,108)

Net cash flows provided by financing activities	9,225,743	(917,757)	8,307,986

Effect of foreign currency translation on cash and cash equivalents	357,132	-	357,132

Net increase in cash and cash equivalents	3,834,942	-	3,834,942

Cash and cash equivalents - beginning of period	4,368,757	-	4,368,757

Cash and cash equivalents - end of period	$8,203,699	$-	$8,203,699

(iv)	Reclassification

Certain current and prior year balances in the Consolidated Statements of Operations have been reclassified to conform to current year presentation. For the years ended December 31, 2006, 2005 and 2004, the Company reclassified $947,702, $824,184 and $278,788 from cost of sales to research and development expenses under operating expenses respectively. These reclassifications have no effect on net income as previously presented.

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

The financial position of Dong Woo as of November 18, 2006 is as follows:

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2006	2005	2004

Current taxes - PRC	$1,286,760	$896,399	$863,115
Deferred taxes - PRC	(16,369)	857	(144,817)

	$1,270,391	$897,256	$718,298

The effective income tax expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-
	Year ended December 31,
	2006	2005	2004

Provision for income taxes at PRC
statutory income tax rate	$522,066	$1,970,509	$1,702,539
Non-deductible items for tax	2,094,875	31,817	11,845
Income not subject to tax	(108,558)	(7,361)	(4,407)
Others	16,200	-	-
Tax concessions	(1,254,192)	(1,097,709)	(991,679)

	$1,270,391	$897,256	$718,298

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

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

As of December 31, 2006, the Company’s banking facilities are composed of the following:

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

As of December 31, 2006, the Company had one non-cancelable operating lease for its warehouses.  The leases will expire in 2007 and the expected payment is $1,302.

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

The accumulated other comprehensive income consists of foreign currency translation adjustments as follows:
Foreign
currency
translation
adjustments

Balance, January 1, 2004	$23,818
Foreign currency translation adjustments	766

Balance, December 31, 2004	24,584
Foreign currency translation adjustments	420,086

Balance, December 31, 2005	444,670
Foreign currency translation adjustments	1,007,468

Balance, December 31, 2006	$1,452,138

24.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of operations.  The Company contributed $490,519, $417,824 and $388,461 for the years ended December 31, 2006, 2005 and 2004, respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.	Segment information

The Company is engaged in the manufacture and distribution of automotive electrical components including alternators and starters in the PRC.  The Company has two reportable segments, alternators and starters, based on the type of products.  Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Alternators			Starters			Total
	Year ended December 31			Year ended December 31			Year ended December 31
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenue from external customers	$45,216,038	$30,118,341	$28,119,116	$26,934,445	$17,944,464	$14,146,758	$72,150,483	$48,062,805	$42,265,874
Interest income	41,954	17,844	9,017	24,154	10,632	4,537	66,108	28,476	13,554
Interest expenses	507,310	383,085	357,899	300,383	228,241	180,059	807,693	611,326	537,958
Amortization	19,295	16,661	17,509	10,357	9,926	8,809	29,652	26,587	26,318
Depreciation	883,250	963,870	805,037	518,291	194,691	181,480	1,401,541	1,158,561	986,517
Segment profit	4,835,128	3,904,964	3,413,013	4,818,079	3,384,753	2,897,393	9,653,207	7,289,717	6,310,406
Segment assets	54,860,505	35,053,650	27,265,236	22,308,718	16,990,104	9,708,836	77,169,223	52,043,754	36,974,072
Expenditure for segment assets	$1,685,790	$1,292,607	$1,915,749	$1,951,822	$770,284	$963,777	$3,637,612	$2,062,891	$2,879,526

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

25.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2006	2005	2004

Total consolidated revenue	$72,150,483	$48,062,805	$42,265,874

Total profit for reportable segments	$9,653,207	$7,289,717	$6,310,406
Unallocated amounts relating to
relating to operations:
Interest income	30,702	63	-
Other income	18,418	9,753	-
Other general expenses	(106,563)	(1,351)	(4,706)
Unusual charge - make good provision	(7,507,500)	-	-

Income before income taxes	$2,088,264	$7,298,182	$6,305,700

	As of December 31,
	2006	2005	2004
Assets

Total assets for reportable segments	$77,169,223	$52,043,754	$36,974,072
Cash and cash equivalents	830,917	9,008	543
Marketable securities	-	37,159	-

	$78,000,140	$52,089,921	$36,974,615

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

Date: March 30, 2009

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

Signature	Capacity	Date

/s/ Qingjie Zhao	President, Chief Executive Officer and Chairman	March 30, 2009
Qingjie Zhao	(Principal Executive Officer)

/s/ Meirong Yuan	Chief Financial Officer and Director (Principal	March 30, 2009
Meirong Yuan	Financial Officer and Principal Accounting Officer)

/s/ Larry Goldman	Director
Larry Goldman		March 30, 2009

/s/ Xingye Zhang	Director
Xingye Zhang		March 30, 2009

/s/ David Murphy	Director
David Murphy		March 30, 2009

EXHIBIT INDEX

Exhibit No.	Description
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

14	Code of Ethics. [Incorporated by reference as Exhibit 14 to the Company’s annual report on Form 10-KSB filed on March 30, 2005].

21	Revised list of subsidiaries of the Company.

24	Power of Attorney .

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Promissory Note, dated June 27, 2005 [Incorporated by reference as Exhibit 99.1 to the Company’s quarterly report on Form 10-QSB filed on August 15, 2005].

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.