Form 10-Q/A
period 2007-09-30
Wonder Auto Technology, Inc
filed 2009-03-30
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 1
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

Explanatory Note

Wonder Auto Technology, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three and nine months ended September 30, 2007. Subsequent to the issuance of the Company’s consolidated financial statements for the three and nine months ended September 30, 2007, included in its Quarterly Report on Form 10-Q for the period ended September 30, 2007, as filed with the United States Securities and Exchange Commission (the “SEC”) on November 1, 2007 (the “Original Form 10-Q”), the staff of the SEC expressed a view that a decrease of restricted cash, which was used as collateral support for the Company’s bills payable undertaken by banks, should have been accounted for in cash flows from financing activities, instead of cash flow from investing activities.  In response to the SEC’s comments, the Company has decided to re-classify such increases and decreases in restricted cash as cash flows from financing activities in its financial statements for the interim periods ended September 30, 2007 and 2006.

The effect of such re-classification will be as follows:

•	Net cash used in investing activities and net cash provided by financing activities will each decrease by $3,932,999 for the nine months ended September 30, 2007, and

•	Net cash used in investing activities and net cash provided by financing activities will each decrease by $828,356 for the nine months ended September 30, 2006.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that was affected by the restatement has been amended and restated in its entirety.  No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I—Item 1—Financial Statements (Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows), and

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources).

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q for the fiscal quarter ended June 30, 2007.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F2 - 3

Condensed Consolidated Statements of Cash Flows	F4 - 5

Notes to Condensed Consolidated Financial Statements	F6 - 28

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

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2007 and December 31, 2006
(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$16,063,285	$9,631,537
Bills payable	9,844,920	8,628,078
Other payables and accrued expenses	3,209,480	3,121,533
Provision for warranty - Note 9	889,174	1,049,344
Income tax payable	623,291	398,768
Amount due to an unconsolidated affiliate	-	37,492
Dividend payable to minority stockholders	376,978	-
Secured short-term bank loans - Note 10	13,286,640	14,326,831

Total current liabilities	44,293,768	37,193,583

Secured long-term bank loans - Note 10	17,107,077	-

TOTAL LIABILITIES	61,400,845	37,193,583

COMMITMENTS AND CONTINGENCIES - Note 11

MINORITY INTERESTS	2,738,064	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized 90,000,000 shares, issued and outstanding 23,959,994 shares in 2007 and 2006	2,396	2,396
Additional paid-in capital	29,647,643	29,647,643
Statutory and other reserves	3,148,265	3,148,265
Accumulated other comprehensive income	3,117,995	1,452,138
Retained earnings	14,195,097	3,976,543

TOTAL STOCKHOLDERS’ EQUITY	50,111,396	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,250,305	$78,000,140

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$10,218,554	$5,857,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,434,556	1,030,576
Amortization of intangible assets and land use right	64,624	20,673
Deferred taxes	(64,505)	(34,043)
Loss on disposal of property, plant and equipment	15,636	-
Gain on disposal of Man Do	(500)	-
Provision for doubtful debts	11,144	-
Written down (recovery) of obsolete inventories	67,782	(69,708)
Exchange loss on translation of monetary assets and liabilities	492,825	-
Equity in net income of an unconsolidated affiliate	(34,147)	(140,223)
Minority interests	746,504	-
Changes in operating assets and liabilities:
Trade receivables	(8,870,324)	(6,841,892)
Bills receivable	(7,270,838)	(366,251)
Other receivables, prepayments and deposits	(717,530)	(297,497)
Inventories	(374,688)	(4,453,132)
Trade payables	6,270,135	3,269,026
Bills payable	854,241	(250,718)
Other payables and accrued expenses	1,036,024	(21,153)
Provision for warranty	(201,004)	416,125
Income tax payable	210,416	104,660

Net cash flows provided by (used in) operating activities	3,888,905	(1,776,044)

Cash flows from investing activities
Payments to acquire trademarks and patents	(1,982)	(6,268)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(5,661,884)	(1,380,935)
Proceeds from sales of property, plant and equipment	11,171	-
Installment payment to acquire Jinzhou Dongwoo	(2,420,000)	-
Increase in restricted cash	(3,932,999)	(828,356)
Proceeds from sales of marketable securities	-	37,608
Net cash paid to acquire Jinzhou Wanyou - Note 4	(5,526,485)	-
Payment to acquire an unconsolidated affiliate	-	(1,200,000)
Cash inflow from disposal of Man Do	500	-
Cash acquired from the RTO	-	419

Net cash flows used in investing activities	$(13,598,680)	$(2,549,176)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2007	2006
Cash flows from financing activities
Dividend paid to stockholders	$-	$(1,707,724)
Dividend paid to minority stockholders	(357,280)	-
Dividend paid to Winning	(343,934)	-
Increase in Restricted cash	(3,932,999)	(828,356)
New bank loans	29,486,379	12,631,366
Repayment of bank loans	(14,848,096)	(10,309,721)
Repayment to stockholders	-	(5,149)
Net proceeds from issuance of shares	-	10,142,020
Advance from a related company	-	64,480

Net cash flows provided by financing activities	10,004,070	9,986,916

Effect of foreign currency translation on cash and cash equivalents	516,726	175,899

Net increase in cash and cash equivalents	811,021	5,837,595

Cash and cash equivalents - beginning of period	8,203,699	4,368,757

Cash and cash equivalents - end of period	$9,014,720	$10,206,352

Supplemental disclosures for cash flow information:
Non-cash investing and financing activities:
Acquisition of Jinzhou Wanyou - Note 4	$2,840,317	$-

Cash paid for:
Interest	$906,045	$605,319
Income taxes	$586,935	$726,578

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

Man Do declared a special interim dividend on September 30, 2007 by the way of distribution in specie of all assets and liabilities held by Man Do on that date.  In order to rationalise the structure of the group, on the same date, Wonder entered into a Share Transfer Agreement with Xiangdong Gao, a beneficial stockholder of the Company, to transfer all of its shares in Man Do to Xiangdong Gao (the "Share Transfer") at a cash consideration of $500.  Upon the completion of the Share Transfer on September 30, 2007, Wonder directly holds 100% of common stock of Jinzhou Halla.

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

(ii)       Restatement

The Company has restated the consolidated financial statements as of December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 in response to the comments from the United States Securities and Exchange Commission’s (the “SEC”) on (i) compensation charges arising from make good provision in connection with the release of escrow shares and (ii) classification of cash flows arising from movement in restricted cash.

(a)	Compensation charges arising from make good provision in connection with the release of escrow shares

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

3.           Basis of presentation (Cont’d)

(ii)         Restatement (Cont’d)

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

On February 8, 2007, stockholders of CIL and ECL surrendered their rights of entitlement to 1,650,000 shares to Xiangdong Gao for no consideration. Mr. Gao maintained no relationship with the Company other than as a shareholder. The Company, therefore, relied upon guidance given in SEC Practice\08 SEC Staff Views - Current Issue Rulemaking Projects 11/16/98 and did not recognize compensation expenses in connection with the release of such escrow shares.

Upon consideration of SEC’s comments, the Company decided to recognize compensation expenses for the shares released from escrow, irrespective of whether CIL and ECL surrendered their rights of entitlement to Xiangdong Gao.

No compensation expenses was recognized for the three and nine months ended September 30, 2007 as the management was uncertain whether the 2007 net income threshold will be achieved at the time of this quarter report. However, the Company will recognize this compensation expense when the uncertainty is clear.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

3.           Basis of presentation (Cont’d)

(ii)         Restatement (Cont’d)

(b)	Classification of cash flow arising from movement in restricted cash

Because the bank deposits placed with the bank as restricted cash carried interest, the management considered the movement in restricted cash as investing activity even though they were pledged for bills payable.

The SEC expressed a view that the movement of restricted cash, which was used as collateral for the Company’s bills payable undertaken by bank, should been accounted for as cash flows from financing activities, instead of cash flows from investing activities. Upon consideration of SEC’s comments, the Company decided to re-classify the movement of restricted cash as cash flows from financing activities.

The following table sets forth the financial impacts of the restatement on the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

Condensed Consolidated Balance Sheet as of September 30, 2007

		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,396	$-	$2,396
Additional paid-in-capital	22,140,143	7,507,500	29,647,643
Statutory and other reserves	3,148,265	-	3,148,265
Accumulated other
comprehensive income	3,117,995	-	3,117,995
Retained earnings	21,702,597	(7,507,500)	14,195,097

Total stockholders’ equity	$50,111,396	$-	$50,111,396

Consolidated Balance Sheet as of December 31, 2006

		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,396	$-	$2,396
Additional paid-in-capital ,	22,140,143	7,507,500	29,647,643
Statutory and other reserves	3,148,265	-	3,148,265
Accumulated other
comprehensive income	1,452,138	-	1,452,138
Retained earnings	11,484,043	(7,507,500)	3,976,543

Total stockholders’ equity	$38,226,985	$-	$38,226,985

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

3.           Basis of presentation (Cont’d)

(ii)       Restatement (Cont’d)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007
		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net cash flows provided by
operating activities	$3,888,905	$-	$3,888,905

Net cash flows used in
Investing activities	(17,531,679)	3,932,999	(13,598,680)

Net cash flows provided by
financing activities	13,937,069	(3,932,999)	10,004,070

Effect of foreign currency
translation on cash and
cash equivalents	516,726	-	516,726

Net decrease in cash
and cash equivalents	811,021	-	811,021

Cash and cash equivalents -
beginning of period	8,203,699	-	8,203,699

Cash and cash equivalents -
end of period	$9,014,720	$-	$9,014,720

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

3.           Basis of presentation (Cont’d)

(ii)       Restatement (Cont’d)

For the nine months ended September 30, 2006

		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net cash flows used in
operating activities	$(1,776,044)	$-	$(1,776,044)

Net cash flows used in
Investing activities	(3,377,532)	828,356	(2,549,176)

Net cash flows provided by
financing activities	10,815,272	(828,356)	9,986,916

Effect of foreign currency
translation on cash and
cash equivalents	175,899	-	175,899

Net increase in cash
and cash equivalents	5,837,595	-	5,837,595

Cash and cash equivalents -
beginning of period	4,368,757	-	4,368,757

Cash and cash equivalents -
end of period	$10,206,352	$-	$10,206,352

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

Government grant

The Company received certain government grants from the relevant government authorities as an encouragement to the capitalization of the retained profits by the Company’s subsidiaries.  Such government grant is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Government grant is recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

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

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents (including restrict cash) of $17.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Nine Months Ended
	September 30,
	(in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$3,889	$(1,776)
Net cash (used in) investing activities	(13,599)	(2,549)
Net cash provided by financing activities	10,004	9,987
Effect of foreign currency translation on cash and cash equivalents	517	176
Net cash flow	$811	$5,838

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

Investing Activities:

Net cash used in investing activities in the nine months ended September 30, 2007 was $13.6 million, which is an increase of $11.1 million from net cash used in investing activities of $2.5 million in the same period of 2006. Such increase of net cash used in investing activities was mainly attributable to the $4.3 million increase in payments to acquire and for deposit for acquisition of property, plant and equipment and the $6.7 million increase in payments to acquire Jinzhou Dongwoo and Jinzhou Wanyou. Since the completion of our private placement in June 2006, we have accelerated our investment activity to expand our operational capabilities.

Financing Activities:

Net cash provided by financing activities in the nine months ended September 30, 2007 totaled $10.0 million as compared to $9.9 million provided by financing activities in the same period of 2006. Although we received $10.1 million net proceeds from the private placement in the nine months ended September 30, 2006, our net proceeds from bank loan increased $12.3 million in the same period of 2007. In addition, the dividend payment in the first nine months of 2007 is $1.0 million less than that in the same period of 2006, and our restricted cash in the first nine months of 2007 is $3.1 million more than that in the same period of 2006.

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

PART II
OTHER INFORMATION

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

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: March 30, 2009

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

*   Filed herewith