Form 10-K/A
period 2007-12-31
Wonder Auto Technology, Inc
filed 2009-03-30
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Amendment No. 1 to
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-33648

WONDER AUTO TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 16 Yulu Street
Taihe District, Jinzhou City, Liaoning Province
People’s Republic of China, 121013
(Address of principal executive office and zip code)

(86) 416-2661186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, there were 23,959,994 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock (based upon the average bid and asked price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $46 million. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 of Wonder Auto Technology, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on February 20, 2008 (the “Original Filing”).

The Original Filing is being amended to: (1) record a compensation charge relating to the performance of obligations of two shareholders of  the Company under the make good escrow agreement with certain investors that was entered into in connection with the Company’s private placement transaction occurred in June 2006; (2)  re-classify restricted cash which was used as collateral support for the Company’s bills payable as cash flows from financing activities instead of cash flows from investing activities (see below for more details); (3) revise Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes above; (4) use the scaled disclosure rules applicable to a smaller reporting company, such as revisions to Item 6, Item 7A and Item 11 because the Company was a smaller reporting company as defined by Item 10 of Regulations S-K for the fiscal year ended December 31, 2007; and (5) expand disclosures under “Summary of significant accounting policies – Government Grant” of Note 4 to the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006 to clarify that certain government grant received by the Company was unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.

On March 20, 2009, the Company’s management and audit committee concluded that its consolidated financial statements as of and for the year ended December 31, 2007 could no longer be relied upon due to the reasons discussed herein.

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

On February 8, 2007 and February 2, 2008, stockholders of CIL and ECL transferred their right to receive the 3,300,000 shares in escrow for no consideration to Xiangdong Gao who ultimately received the escrowed shares. Upon consideration of the SEC’s comments, after consultation with its independent auditor, the Company’s management and audit committee have determined to recognize a non-cash compensation expense for the shares released from the escrow in 2006 and 2007. Accordingly, the aggregate fair value of the shares at the respective date when performance goal was met, $7,507,500 and $18,265,500, has been accounted for as stock-based compensation in 2006 and 2007, respectively.

Re-classification of Restricted Cash

The Company originally accounted for restricted cash, which was used as collateral support for the Company’s bills payable undertaken by banks, as cash flows from investing activities. In response to the SEC’s comments, the Company has restated its consolidated financial statements for the years ended December 31, 2006 and 2007 to re-classify such increases and decreases in restricted cash as cash flows from financing activities in its financial statements.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety.  Unless otherwise indicated, this report speaks only as of the date of the Original Filing.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing.  This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

ii

WONDER AUTO TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc. and its consolidated subsidiaries.  References to “Wonder Auto” are references to Wonder Auto Limited and its subsidiaries. References to “Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd. References to “Hanhua” are references to “Jinzhou Hanhua Electrical System Co., Ltd.” References to “China” and “PRC” are references to “People’s Republic of China.” References to “BVI” are references to “British Virgin Islands.” References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

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

ii

PART I

ITEM 1.	BUSINESS.

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

•
Huge population but low saturation level in China. Despite the fact that private vehicle ownership has continually increased over the past 10 years, the average auto ownership in China is only 19 per 1000 inhabitants which is very low as compared to the world average of 125 per 1000 inhabitants according to a Deutsche Bank research study issued on January 6, 2006 (780 in US, 500 in EU, 568 in Japan, 588 in Germany, 313 in South Korea and 198 in Russian Federation in 2004). The PRC National Commerce Department predicted that the auto ownership in China will increase to 40 per 1000 inhabitants by 2010.

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

We have filed 32 patent applications with the Patent Office of the State Intellectual Property Office of China which are pending approval.

We have registered the trademark for the logo with the Trademark office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our products. Our trademark expires in April 2010.

In 2004, we signed a licensing agreement with a well-known Japanese automotive component manufacturer pursuant to which the Japanese manufacturer granted us a license to use its patented technologies to manufacture and sell certain alternators and starters on a non-assignable and non-exclusive basis. The license agreement has a three-year effective term which expired in September 2007. We are under a contractual obligation to keep the identity of our Japanese licensor confidential. Both parties agreed to renew the licensing agreement in the near future.

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

Strategic Alliance with Japanese automotive component manufacturer

In 2004, we entered into a licensing agreement with a well-known Japanese automotive component manufacturer which has three-year effective term. Under the terms of the licensing agreement, we license the technology and products developed by our Japanese licensor for a period of three years, ending in September 2007. Both parties agreed to renew the licensing agreement in the near future. Through this licensing agreement, we are able to integrate patented Japanese technologies into our alternators and starters. We can also produce and sell products that are more suitable for Japanese vehicles utilizing this technology. In return, we pay a royalty of 0.55% of net sales revenue from the sales of the products that incorporate the licensed technology. The licensor retains ownership of all intellectual property licensed under the agreement. For the year ended December 31, 2007, sales of the licensed products amounted to approximately $27.7 million and the amount of royalties paid was approximately $ 0.3 million. We are under a contractual obligation to keep the identity of our Japanese licensor confidential.

Research and Development Expenses

For the fiscal years ended December 31, 2005, 2006 and 2007, our research and development expenses for “new products development”, representing salaries of personnel and other costs incurred for research and development of potential new products, were $477,225, $500,347 and $534,503, respectively. The amount incurred for acquisition of equipments for research and development use and for routine and ongoing efforts to refine existing products were approximately $1.0 million, $1.1 million and $ 3.0 million, representing approximately 2.53%, 2.06% and 3.0% of our sales for those years, respectively.

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

Our Suppliers and Supplier Arrangements .

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

Our top ten suppliers in 2007 .

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

Our Employees

As of December 31, 2007, we employed 513 full-time employees.

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates of 24% of the average monthly salary. The compensation expenses related to this scheme was $681,944, $490,519 and $417,824 for the fiscal year 2007, 2006 and 2005, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

If we fail to effectively expand our operations and capacity to satisfy demand for our products, our results of operations and business prospects could be impaired.

Our future success depends on our ability to expand our business to address growth in demand for our alternator and starter products. We are currently in the process of constructing new production lines which began full production in December 2007, resulting in total production capacity for alternators and starters of approximately 2.2 million and 1.8 million units, respectively. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:
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

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold PRC utility patents that relate to various product configurations and product components and have 32 pending PRC patent applications. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the financial results are reported in U.S. dollar, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

All of our executive officers and directors and certain of our stockholders are subject to certain lock-up agreements. Shares of common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act (“Rule 144”), as amended. A substantial number of shares of our common stock held by our current stockholders are freely tradable. If the holders of these freely tradeable shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

Other than disclosed in our reports with the SEC, we have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

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

We currently work in two work shifts of eight hours, each to maximize the capabilities of our assembly lines. For each year from 2005 to 2007, the utilization rates of our alternator production lines were approximately 85%, 109% and 108% , respectively, while those of the starter production lines were approximately 140%, 74% and 86% respectively.

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

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2007
1 st Quarter	$6.70	$5.12
2 nd Quarter	7.43	6.57
3 rd Quarter	7.31	5.65
4 th Quarter	10.16	7.61

Year Ended December 31, 2006
1 st Quarter	$1.40	$1.20
2 nd Quarter	2.65	1.25
3 rd Quarter	4.80	3.00
4 th Quarter	5.20	3.44
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia .com for the periods indicated.

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

PART II

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Sales revenue	$48,063	$72,150	$102,084
Cost of sales	35,963	57,342	76,460
Gross profit	12,100	14,808	25,624
Operating expenses
Administrative expenses	1,155	1,918	3,565
Research and development expenses	824	948	1,136
Selling expenses	2,148	2,138	3,291
Unusual charge – Make good provision	-	7,508	18,266
Total expenses	4,128	12,511	26,258
Other income	137	357	287
Government grants	1,497	-	-
Financial cost	839	1,034	2,521
Income (loss) before income taxes	7,298	2,088	(1,225)
Income taxes	897	1,270	1,389
Minority interests	-	102	1,137
Net income (loss)	6,401	716	(3,750)
As a Percentage of Sales Revenue
Sales revenue	100%	100%	100%
Cost of sales	74.8%	79.5%	74.9%
Gross profit	25.2%	20.5%	25.1%
Operating expenses
Administrative expenses	2.4%	2.7%	3.5%
Research and development expenses	1.7%	1.3%	1.1%
Selling expenses	4.5%	3.0%	3.2%
Unusual charge – Make good provision	-%	10.4%	17.9%
Total expenses	8.6%	17.3%	25.7%
Income (Loss) before income taxes	15.2%	2.9%	(1.2	) %
Income taxes	1.9%	1.8%	1.4%
Minority interests	-	0.1%	1.1%

Net income (loss)	13.3%	1.0%	(3.7	) %

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Components of Sales Revenue
Total sales revenue	$48,063	$72,150	$102,084
Revenue by product or product line
Alternator	30,118	45,216	59,790
Starter	17,945	26,934	35,014
Rods and Shafts	-	-	7,280

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

Gross Profit. Our gross profit increased $10.8 million to $25.6 million in 2007 from $14.8 million in 2006. Gross profit as a percentage of sales revenue was 25.1% in 2007, as compared to 20.5% in 2006. The increase in our gross profit as a percentage of sales revenue increased as a result of reduction of costs and raw material consumption per unit of production as a result of our research and development efforts. We have also increasingly focused our sales efforts on customers that place larger orders, which results in increased economies of scale in raw materials purchases.

Administrative Expenses. Our administrative expenses increased $1.7 million, or 85.9%, to $3.6 million in 2007 from $1.9 million in 2006. As a percentage of sales revenue, administrative expenses increased to 3.5% in 2007 from 2.7% in 2006. The increase was primarily attributable to expenses incurred in our financing activities in the United States, increased audit expenses, increased independent director expense, as well as increased expenses to improve internal control to comply with Sarbanes-Oxley Act.

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

On February 8, 2007 and February 2, 2008, stockholders’ of CIL and ECL transferred their rights to receive the 3,300,000 shares in escrow for no consideration to Xiangdong Gao who ultimately received the escrowed shares. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to CIL and ECL and treated as an expense equal to the amount of the market value of the shares as of the date when the performance target was met.  We achieved our net income thresholds for both 2006 and 2007, accordingly, we recognized a non-cash expense of $7.5 million and $18.3 million in 2006 and 2007, respectively.

Total Expenses. Our total expenses increased $13.7 million to $26.3 million in 2007 from $12.5 million in 2006. As a percentage of sales revenue, our total expenses increased to 25.7% in 2007 from 17.3% in 2006. The increases in amount and percentage were mainly due to the increase of non-cash expenses related to the make good arrangement and other expenses as discussed above.

(Loss) Income Before Income Taxes.  We incurred a $1.2 million loss before income tax as compared to $2.1 million income from operations before income taxes in 2006.  Such decrease in income before income tax was mainly attributable to the non-cash expenses related to the make good arrangement as discussed above.

Net (Loss) Income. We incurred a net loss of $3.8 million in 2007 as compared to a net income of $716,046 in 2006.  Such decrease was mainly attributable to the non-cash expenses related to the make good arrangement as discussed above.

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

Cost of Sales. Our cost of sales increased $21.4 million to $57.3 million in 2006 from $36.0 million in 2005. This increase is attributable to the rise in our cost of raw materials and components and the increase in total sales. As a percentage of sales revenue, the cost of sales increased to 79.5% in 2006 from 74.8% in 2005, primarily as a result of the increase in raw materials costs. The price of raw materials and components rose by 8.9% in 2006, which contributed to an increase of 8.2% in the overall cost of sales despite our relatively stable labor and manufacturing costs.

Gross Profit. As a result of the factors above, our gross profit increased $2.7 million to $14.8 million in 2006 from $12.1 million in 2005. Gross profit as a percentage of sales revenue was 20.5% in 2006, as compared to 25.2% in 2005.

Administrative Expenses. Our administrative expenses increased $762,439, or 66.0%, to $1.9 million in 2006 from $1.2 million in 2005. As a percentage of sales revenue, administrative expenses increased to 2.7% in 2006 from 2.4% in 2005.  The increases in amount and percentage were primarily attributable to expenses incurred in connection with being a U.S. public reporting company.

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

Unusual Charge – Make Good Provision.  As discussed above, in connection with the make good arrangement, we recognized a non-cash expense of $7.5 million in 2006. We had no such expense in 2005.

Total Expenses. Our total expenses increased $8.4 million to $12.5 million in 2006 from $4.1 million in 2005. As a percentage of sales revenue, our total expenses increased to 17.3% in 2006 from 8.6% in 2005. The increases in amount and  percentage s were primarily attributable to the non-cash expenses of  $7.5 million related to make good arrangement recognized in 2006.

Income Before Income Taxes.  Income from operations before taxes decreased $5.2 million, or 71.4%, to $2.1 million in 2006 from $7.3 million in 2005. Such decrease in income before income tax was mainly attributable to the $7.5 million non-cash expenses related to the make good arrangement as discussed above.

Net Income.  Net income decreased $5.7 million, or 88.8%, to $716,046 in 2006 from $6.4 million in 2005. Such decrease was mainly attributable to the $7.5 million non-cash expenses related to the make good arrangement as discussed above.

Allowance for Doubtful Debts

Our trade receivables were $38.1 million as of December 31, 2007, an increase of $13.4 million, or 54.4%, from $24.7 million as of December 31, 2006. Our allowance for doubtful accounts totaled $37,071 as of December 31, 2007, a 15.3% increase from $32,150 as of December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $26.1 million and restricted cash of $8.6 million. The following table provides detailed information about our net cash flow for all financial statements periods for 2005, 2006 and 2007.

Statement of Cash Flow
	Years Ended December 31,
	2005	2006	2007
	(U.S. dollar in thousands)
Net cash provided by operating activities	$11,439	$1,389	$12,170
Net cash used in investing activities	(2,099)	(6,219)	(24,566)
Net cash (used in) provided by financing activities	(6,952)	8,308	29,232
Effect of foreign currency translation on cash and cash equivalents	151	357	1,063
Net cash flow	2,539	3,835	17,899

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

Investing Activities

Our main uses of cash for investing activities are for the acquisition of property, plant and equipment.

Net cash used in investing activities in 2007 was $24.6 million, as compared to $6.2 million in 2006. The increase of net cash used in investing activities was mainly attributable to the purchase of property, plant and equipment for $8 million and the acquisition of Jinzhou Wanyou for $14 million.

Net cash used in investing activities in 2006 was $6.2 million, as compared to $2.1 million in 2005. The increase was due to investments in fixed assets, the acquisition of Jinzhou Dongwoo for $5.8 million and an investment of $500,000 for a 20.4% in interest in Jinzhou Wanyou in 2006.

Financing Activities

Net cash provided by financing activities in 2007 totaled $29.2 million as compared to $8.3 million provided by financing activities in 2006. The increase in net cash is attributable to the receipt of $22.7 million through the issuance of stock in a private placement completed in December 2007, and the increase of $11.3 million net proceeds from bank loans.

Our debt to equity ratio was 35.6% as of December 31, 2007. We plan to maintain our debt to equity ratio below 50%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of the Renminbi against the U.S. dollar.

Net cash provided by financing activities in 2006 totaled $8.3 million as compared to $7.0 million used in financing activities in 2005. The increase in net cash is attributable to the receipt of $10.1 million through the issuance of stock in a private placement completed in June 2006, net of offering expenses, and $876,985 from bank loans net of repayments which more than offset a $1.7 million dividend payment by Jinzhou Halla to its stockholders, Man Do and Wonder Auto Limited.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 begins on page F-1 of this Annual Report on Form 10-K/A.

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

Name	Age	Position
Qingjie Zhao	50	Chairman, Chief Executive Officer and President
Meirong Yuan	36	Director, Chief Financial Officer and Treasurer
Larry Goldman	50	Director
David Murphy	41	Director
Xingye Zhang	81	Director
Yuncong Ma	61	Chief Operating Officer
Seuk Jun Kim	51	Vice President of New Product Development
Yuguo Zhao	51	Vice President of Sales and Marketing
Yongdong Liu	38	Vice President of Production

Qingjie Zhao .   Mr. Zhao has been our Chief Executive Officer and President since June 22, 2006 and Chairman of our board since July 2006. Mr. Zhao joined our subsidiary, Jinzhou Halla, as its Chairman in October 1997. Mr. Zhao is also currently an executive director and 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market, and an executive director and 11.0% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Our company, China Wonder Limited and Jinzhou Jinheng Automotive Safety System Co., Ltd. Do not directly compete with each other, and there were no related party transactions between our Company and the other two companies as of the date of this report. Mr. Zhao devotes most of his business time to our affairs and the remainder of business time to the affairs of other companies. Mr. Zhao’s decision making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Mr. Zhao graduated from the Liaoning Industry Academy in 1982. He thereafter became a faculty member at the Liaoning University of Technology from 1982 to 1989. After leaving his post at the Liaoning University of Technology, Mr. Zhao joined Jinzhou Shock Absorber Co., which is principally engaged in the manufacture and sale of suspension systems for automobiles, in January 1989 as an engineer and the head of the research department. He became its Chief Executive Officer in 1991 and remained in that position until 1997.

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

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to our Chief Executive Officer for services during the last two fiscal years in all capacities to us, our subsidiaries and predecessors. No other executive officer received compensation of $100,000 or more for the year ended December 31, 2007.

	Annual Compensation
Name And Principal Position	Year	Salary ($)	Total ($)
Qingjie Zhao	2007	90,000	90,000
Chairman, CEO and President	2006	52,500	52,500

Employment Contracts

On June 22, 2006, our subsidiary, Wonder Auto Limited, entered into an employment agreement with Mr. Zhao, which was amended on July 2, 2007. Under the employment agreement, as amended, Mr. Zhao is entitled to an annual salary of $90,000. The employment agreement does not provide severance or change of control benefits. Mr. Zhao is subject to customary confidentiality and non-competition covenants as provided in the employment agreement.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Payment Upon Termination or Change-in Control

The Company does not have change-in-control arrangements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation - 2007

The following table sets forth information concerning all compensation paid to our non-employee directors for services rendered in all capacities for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Total Compensation ($)
Larry Goldman	50,000	50,000
David Murphy	40,000	40,000
Xingye Zhang	40,000	40,000

In 2007, we entered into agreements with each of the independent directors. Under the terms of the agreements, Mr. Goldman is entitled to $50,000, Mr. Murphy is entitled to $40,000 and Mr. Zhang is entitled to $40,000 as annual compensation for their service as independent directors, and as chairpersons of various board committees, as applicable. Mr. Goldman’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman. Under the terms of the agreements, the independent directors are entitled to indemnification for expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. The Company also reimburses our directors for reasonable travel expenses related to attendance at board and committee meetings.

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

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class
Executive Officers and Directors
Qingjie Zhao (2)	7 ,113,650	26 .4%
Over 5% Beneficial Owners
Choice Inspire Limited (3)	9 ,732,900	28 .4%
Empower Century Limited	1,542,112	5.7%
Xiangdong Gao	1,650,000	6.1%
Lili Niu	1,490,181	5.5%
Selling Stockholder
All officers and directors as a group (9 people)	7 ,113,650	26 .4%

(1)	As of December 31, 2007, there were 26,959,994 shares of our common stock outstanding.
(2)	Including 7,113,650 shares owned by Choice Inspire Limited of which Mr. Zhao is a 73.09% stockholder and chairman as of December 31, 2007.
(3)	Qingjie Zhao, our CEO, President and director, owns 73.09% of Choice Inspire Limited as of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

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

Director Independence Standards

Larry Goldman, David Murphy and Xingye Zhang are “independent” as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

PKF, Certified Public Accountants, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and 2006.

Fees for the fiscal years ended December 31, 2007 and 2006

The following is a summary of the fees billed to the Company by PKF, Certified Public Accountants. PKF, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and 2006.

	2007	2006
Audit fees (1)	$156,749	$124,609
Audit-related fees (2)	41,130	—
Tax fees	—	—
All other fees	—	—
Total	197,879	124,609

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters.

Board of Directors Pre-Approval Policies and Procedures

Since the establishment of Audit Committee in May 2007, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

1)	Financial Statement are set forth beginning on page F-1 of the Report

•	Report of Independent Registered Public Accounting Firm	F – 2
•	Consolidated Statement of Operations	F – 3
•	Consolidated Balance Sheets	F – 4
•	Consolidated Statement of Cash Flows	F – 6
•	Consolidated Statement of Stockholders’ Equity	F – 8
•	Notes to Consolidated Statements	F – 9

2)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

3)	Exhibits

Exhibit Index is hereby incorporated by reference.

Wonder Auto Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Wonder Auto Technology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	2

Consolidated Statements of Operations and Comprehensive (Loss) Income	3

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Cash Flows	6 - 7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9 - 45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited the accompanying consolidated balance sheets of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3(iv), the Company has restated the accompanying consolidated financial statements as of December 31, 2007 and 2006.

PKF
Certified Public Accountants
Hong Kong, China
February 15, 2008 except for note 3(ii) and (iv), as to which the date is March 30, 2009

Wonder Auto Technology, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005

Sales revenue	$102,083,722	$72,150,483	$48,062,805
Cost of sales	(76,459,944)	(57,342,201)	(35,962,931)

Gross profit	25,623,778	14,808,282	12,099,874

Operating expenses
Administrative expenses	3,565,332	1,917,817	1,155,378
Research and development expenses	1,135,997	947,702	824,184
Selling expenses	3,290,689	2,137,853	2,148,426
Unusual charge - make good provision - Note 3(ii)	18,265,500	7,507,500	-

	26,257,518	12,510,872	4,127,988

(Loss)/income from operations	(633,740)	2,297,410	7,971,886
Interest income	111,784	96,810	28,539
Other income	287,322	356,590	136,711
Government grants - Note 4	1,496,547	-	-
Finance costs - Note 5	(2,520,805)	(1,033,551)	(838,954)
Equity in net income of unconsolidated affiliates - Note 4	34,147	371,005	-

(Loss)/income before income taxes	(1,224,745)	2,088,264	7,298,182
Income taxes - Note 6	(1,389,008)	(1,270,391)	(897,256)
Minority interests - Note 7	(1,136,694)	(101,827)	-

Net (loss)/income	$(3,750,447)	$716,046	$6,400,926

Other comprehensive income
Foreign currency translation adjustments	2,969,894	1,007,468	420,086

Total comprehensive (loss)/income	$(780,553)	$1,723,514	$6,821,012

(Loss)/earnings per share: basic and diluted - Note 8	$(0.16)	$0.03	$0.37

Weighted average number of shares outstanding:
basic and diluted	24,140,816	20,787,279	17,227,198

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

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$12,726,989	$9,631,537
Bills payable - Note 9	15,903,600	8,628,078
Other payables and accrued expenses - Note 15	2,413,140	3,121,533
Provision for warranty - Notes 4 and 16	1,124,655	1,049,344
Income tax payable	666,589	398,768
Amount due to an unconsolidated affiliate - Note 17	-	37,492
Secured short-term bank loans - Note 18	10,282,500	14,326,831

Total current liabilities	43,117,473	37,193,583

Secured long-term bank loans - Note 18	17,622,186	-

TOTAL LIABILITIES	60,739,659	37,193,583

COMMITMENTS AND CONTINGENCIES - Note 19

MINORITY INTERESTS - Note 4	3,214,683	2,579,572

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2007 and 2006; none issued and outstanding	-	-
Common stock: par value $0.0001 per share - Note 20 Authorized 90,000,000 shares in 2007 and 2006; issued and outstanding 26,959,994 shares in 2007 and 23,959,994 shares in 2006	2,696	2,396
Additional paid-in capital	70,643,304	29,647,643
Statutory and other reserves - Note 21	4,857,660	3,148,265
Accumulated other comprehensive income	4,422,032	1,452,138
Accumulated (deficit)/retained earnings	(1,483,299)	3,976,543

TOTAL STOCKHOLDERS’ EQUITY	78,442,393	38,226,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,396,735	$78,000,140

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net (loss)/income	$(3,750,447)	$716,046	$6,400,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,014,045	1,401,541	1,158,561
Amortization of intangible assets and land use right	90,712	29,652	26,587
Deferred taxes	(263,993)	(16,369)	857
Loss on disposal of property, plant and equipment	20,255	79,527	-
Gain on disposal of Man Do	(500)	-	-
Provision/(Recovery of) for doubtful debts	2,159	(7,701)	-
Provision/(Recovery of) for obsolete inventories	39,115	(52,470)	(186,646)
Exchange loss on translation of monetary assets and liabilities	532,738	-	-
Equity in net income of an unconsolidated affiliate	(34,147)	(371,005)	-
Increase in minority interests	1,136,694	101,827	-
Unusual charge - make good provision	18,265,500	7,507,500	-
Changes in operating assets and liabilities:
Trade receivables	(10,651,989)	(5,493,345)	(7,073,894)
Advances to staff	(57,203)	(121,961)	(59,923)
Bills receivable	(6,504,351)	1,536,869	(73,117)
Other receivables, prepayments and deposits	60,105	(542,294)	156,547
Inventories	2,265,298	(4,481,151)	(415,127)
Trade payables	2,554,508	460,403	5,288,135
Bills payable	5,110,761	601,360	5,729,402
Amount due to an unconsolidated affiliate	-	36,719	-
Other payables and accrued expenses	1,099,131	(263,895)	340,742
Provision for warranty	6,124	102,845	76,155
Income tax payable	235,971	164,834	69,896

Net cash flows provided by operating activities	12,170,486	1,388,932	11,439,101

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)
	Years ended December 31,
	2007	2006	2005
Cash flows from investing activities
Payments to acquire intangible assets	$(1,982)	$(10,023)	$-
Payments to acquire and for deposit for acquisition of property, plant and equipment	(8,023,761)	(3,627,589)	(2,062,891)
Proceeds from sales of property, plant and equipment	25,803	73,169	-
Payment to acquire marketable securities		-	(36,571)
Proceeds from sales of marketable securities	-	37,585	-
Cash acquired from the RTO	-	419	-
Net cash paid to acquire Jinzhou Wanyou - Notes 1 and 4	(14,146,485)	(500,000)	-
Net cash paid to acquire Jinzhou Dongwoo - Notes 1 and 4	(2,420,000)	(2,192,669)	-
Cash inflow from disposal of Man Do - Note 1	500	-	-

Net cash flows used in investing activities	(24,565,925)	(6,219,108)	(2,099,462)

Cash flows from financing activities
Repayment to a stockholder	-	(5,149)	-
Amount due from a related company	-	(68,128)	-
Increase in restricted cash	(3,736,383)	(917,757)	(2,963,170)
Dividend paid to stockholders	-	(1,719,985)	(6,958,197)
Dividend paid to Winning - Note 4	(343,934)	-	-
Dividend paid to minority stockholders	(743,240)	-	-
Proceeds from bank loans	29,486,379	17,573,649	12,386,355
Repayment of bank loans	(18,161,716)	(16,696,664)	(9,416,624)
Net proceed from issue of shares	22,730,461	10,142,020	-

Net cash flows provided by / (used in) financing activities	29,231,567	8,307,986	(6,951,636)

Effect of foreign currency translation on cash and cash equivalents	1,063,166	357,132	150,993

Net increase in cash and cash equivalents	17,899,294	3,834,942	2,538,996

Cash and cash equivalents - beginning of year	8,203,699	4,368,757	1,829,761

Cash and cash equivalents - end of year	$26,102,993	$8,203,699	$4,368,757

Supplemental disclosures for cash flow information:
Non-cash investing and financing activities:
Acquisition of Jinzhou Wanyou and Jinzhou Dongwoo - Note 4	$2,840,317	$4,932,841	$-
Cash paid for:
Interest	$1,445,534	$807,693	$611,326
Income taxes	$1,316,837	$1,121,927	$826,503

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated	Retained
			Additional	Statutory	other	earnings/
	Common stock		paid-in	and other	comprehensive	accumulated
	No. of shares	Amount	capital	reserves	income	(deficit)		Total

Balance, January 1, 2005	17,227,198	$1,723	$11,998,377	$1,706,679	$24,584	$3,981,452		$17,712,815
Net income	-	-	-	-	-	6,400,926		6,400,926
Foreign currency translation adjustments	-	-	-	-	420,086	-		420,086
Appropriation to reserves	-	-	-	641,169	-	(641,169)		-
Dividend	-	-	-	-	-	(5,680,295)		(5,680,295)

Balance, December 31, 2005	17,227,198	1,723	11,998,377	2,347,848	444,670	4,060,914		18,853,532
Recapitalization	2,832,800	283	136	-	-	-		419
Share issued for proceeds of $12 million	3,899,996	390	11,999,610	-	-	-		12,000,000
Cost of raising capital	-	-	(1,857,980)	-	-	-		(1,857,980)
Unusual charge - make good provision - Note 3(ii)	-	-	7,507,500	-	-	-		7,507,500
Net income, as restated	-	-	-	-	-	716,046		716,046
Foreign currency translation adjustments	-	-	-	-	1,007,468	-		1,007,468
Appropriation to reserves	-	-	-	800,417	-	(800,417)		-

Balance, December 31, 2006, as restated	23,959,994	$2,396	$29,647,643	$3,148,265	$1,452,138	$3,976,543		$38,226,985

Balance, December 31, 2006, as previously reported	23,959,994	$2,396	$22,140,143	$3,148,265	$1,452,138	$11,484,043		$38,226,985
Prior period adjustment	-	-	7,507,500			(7,507,500)		-

Balance, January 1, 2007, as restated	23,959,994	2,396	29,647,643	3,148,265	1,452,138	3,976,543		38,226,985
Share issued for proceeds of $25.95 million	3,000,000	300	25,949,700	-	-	-		25,950,000
Cost of raising capital	-	-	(3,219,539)	-	-	-		(3,219,539)
Unusual charge - make good provision - Note 3(ii)	-	-	18,265,500	-	-	-		18,265,500
Net income, as restated	-	-	-	-	-	1	(3,750,447)	(3,750,447)
Foreign currency translation adjustments	-	-	-	-	2,969,894	-		2,969,894
Appropriation to reserves	-	-	-	1,709,395	-	(1,709,395)		-

Balance, December 31, 2007	26,959,994	$2,696	$70,643,304	$4,857,660	$4,422,032	$(1,483,299)		$78,442,393

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

Excluding the make good provision of $18,265,500 and $7,507,500 for the years ended December 31, 2007 and 2006 respectively, the Company has achieved the 2007 and 2006 NIT.

Following the incorporation of the SEC comments as detailed in note 3(iv) below, the shares released back to CIL and ECL is recognized as an expense by reference to the market values of the shares as of the dates of the performance goals are met, i.e. December 31, 2007 and 2006. The total expenses recognized for the fiscal year 2007 and 2006 are $18,265,500 and $7,507,500 respectively. Such expenses are treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iii)	Reclassification

Certain prior year balances in the Consolidated Statements of Income and Comprehensive Income have been reclassified to conform to current year presentation. For the years ended December 31, 2005 and 2006, the Company reclassified $824,184 and $947,702 from cost of sales to research and development costs under operating expenses respectively. These reclassifications have no effect on net income as previously presented.

(iv)	Restatement

The Company has restated the consolidated financial statements as of December 31, 2007 and 2006 in response to the comments from the United States Securities and Exchange Commission (the “SEC”) on (i) compensation charges arising from make good provision in connection with the release of escrow shares and (ii) classification of cash flows arising from movement in restricted cash.

(a)	Compensation charges arising from make good provision in connection with the release of escrow shares

On February 2, 2008 and February 8, 2007, stockholders of CIL and ECL surrendered their rights of entitlement to the first tranche and second tranche of 1,650,000 shares, respectively, totaling 3,300,000 shares to Xiangdong Gao for no consideration. Following the achievement of 2006 net income threshold as detailed in note 3(ii). Xiangdong Gao maintained no relationship with the Company other than as a shareholder. The Company, therefore, relied upon guidance given in SEC Practice\08 SEC Staff Views - Current Issue Rulemaking Projects 11/16/98 and did not recognize compensation expenses in connection with the release of such escrow shares.

Upon consideration of SEC’s comments, the Company decided to recognize compensation expenses for the shares released from escrow, irrespective of whether CIL and ECL surrendered their rights of entitlement to Xiangdong Gao.

(b)	Classification of cash flow arising from movement in restricted cash

Because the bank deposits placed with the bank as restricted cash carried interest, the management had considered the movement in restricted cash as investing activity even though they are pledged for bills payable.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iv)	Restatement (Cont’d)

The following table sets forth the financial impacts of the restatement on the Company.

Consolidated Statements of Operations and Comprehensive loss

For the fiscal year ended December 31, 2007
		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Gross profit	$25,623,778	$-	$25,623,778
Operating expenses	(7,992,018)	(18,265,500)	(26,257,518)

Income (loss) from operations	17,631,760	(18,265,500)	(633,740)
Other operating expenses	(591,005)	-	(591,005)

Income (loss) before income taxes	17,040,755	(18,265,500)	(1,224,745)
Income taxes	(1,389,008)	-	(1,389,008)
Minority interests	(1,136,694)	-	(1,136,694)

Net income (loss)	$14,515,053	$(18,265,500)	$(3,750,447)

Other comprehensive income
Foreign currency translation adjustments	2,969,894	-	2,969,894

Total comprehensive income (loss)	$17,484,947	$(18,265,500)	$(780,553)

Earnings (loss) per share:
basic and diluted	$0.60	$(0.76)	$(0.16)

Weighted average number of shares outstanding:
basic and diluted	24,140,816	-	24,140,816

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iv)	Restatement (Cont’d)

For the fiscal year ended December 31, 2006
		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Gross profit	$14,808,282	$-	$14,808,282
Operating expenses	(5,003,372)	(7,507,500)	(12,510,872)

Income from operations	9,804,910	(7,507,500)	2,297,410
Other operating expenses	(209,146)	-	(209,146)

Income before income taxes	9,595,764	(7,507,500)	2,088,264
Income taxes	(1,270,391)	-	(1,270,391)
Minority interests	(101,827)	-	(101,827)

Net income	$8,223,546	$(7,507,500)	$716,046

Other comprehensive income
Foreign currency translation adjustments	1,007,468	-	1,007,468

Total comprehensive income	$9,231,014	$(7,507,500)	$1,723,514

Earnings per share:
basic and diluted	$0.40	$(0.37)	$0.03

Weighted average number of shares outstanding:
basic and diluted	20,787,279	-	20,787,279

Consolidated Balance Sheets

As of December 31, 2007
		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,696	$-	$2,696
Additional paid-in-capital	44,870,304	25,773,000	70,643,304
Statutory and other reserves	4,857,660	-	4,857,660
Accumulated other comprehensive income	4,422,032	-	4,422,032
Retained earnings
Accumulated (deficit)	24,289,701	(25,773,000)	(1,483,299)

Total stockholders’ equity	$78,442,393	$-	$78,442,393

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iv)	Restatement (Cont’d)

As of December 31, 2006
		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,396	$-	$2,396
Additional paid-in-capital	22,140,143	7,507,500	29,647,643
Statutory and other reserves	3,148,265	-	3,148,265
Accumulated other comprehensive income	1,452,138	-	1,452,138
Retained earnings	11,484,043	(7,507,500)	3,976,543

Total stockholders’ equity	$38,226,985	$-	$38,226,985

Consolidated Statements of Cash Flows

For the year ended December 31, 2007
		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net income (loss)	$14,515,053	$(18,265,500)	$(3,750,447)
Adjustments to reconcile net income to net cash provide by operating activities	(2,344,567)	18,265,500	15,920,933

Net cash flows provided by operating activities	12,170,486	-	12,170,486

Net cash flows used in investing	(28,302,308)	$3,736,383	(24,565,925)

Net cash flows provided by financing activities	32,967,950	(3,736,383)	29,231,567

Effect of foreign currency translation on cash and cash equivalents	1,063,166	-	1,063,166

Net cash increase in cash and cash equivalents	17,899,294	-	17,899,294

Cash and cash equivalents - beginning of period	8,203,699	-	8,203,699

Cash and cash equivalents - end of period	$26,102,993	$-	$26,102,993

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Basis of presentation (Cont’d)

(iv)	Restatement (Cont’d)

For the year ended December 31, 2006

		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net income	$8,223,546	$(7,507,500)	$716,046
Adjustments to reconcile net income to net cash provided by operating activities	(6,834,614)	7,507,500	672,886

Net cash flows provided by operating activities	1,388,932	-	1,388,932

Net cash flows used in Investing activities	(7,136,865)	$917,757	(6,219,108)

Net cash flows provided by financing activities	9,225,743	(917,757)	8,307,986

Effect of foreign currency translation on cash and cash equivalents	357,132	-	357,132

Net increase in cash and cash equivalents	3,834,942	-	3,834,942

Cash and cash equivalents - beginning of period	4,368,757	-	4,368,757

Cash and cash equivalents - end of period	$8,203,699	$-	$8,203,699

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

Principles of consolidation (cont’d)

Jinzhou Wanyou was incorporated on September 21, 2006 and commenced its business in the first quarter of 2007. The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k) as of the date of acquisition with a conclusion that, except for the customer contracts, there were no any other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as the operating history of Jinzhou Wanyou is limited. The fair value of customer contracts acquired was determined by using estimated discounted net cash inflows from unfulfilled orders in accordance with the signed contracts with Jinzhou Wanyou’s customers.

The following unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Jinzhou Wanyou for year ended December 31, 2007, as if the acquisition had occurred as of the beginning of fiscal year 2007:

(Unaudited)

Revenue	$102,876,541
Net loss	$(3,617,290)
Loss per share: basic and diluted	$(0.15)

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

Goodwill
	As of December 31,
	2007	2006
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo (i)	$3,115,227	$2,771,293
Jinzhou Wanyou (ii)	12,159,392	-

	$15,274,619	$2,771,293

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

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:-
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

Research and development expenditure for each of three years in the year ended December 31, 2007 are as follow:-
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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2007	2006	2005

Current taxes - PRC	$1,653,001	$1,286,760	$896,399
Deferred taxes - PRC	(263,993)	(16,369)	857

	$1,389,008	$1,270,391	$897,256

The effective income tax expenses differs from the PRC statutory income tax rate of 27% from continuing operations in the PRC as follows :-
	Years ended December 31,
	2007	2006	2005
Provision for (loss) income taxes at PRC statutory income tax rate	$(330,681)	$522,066	$1,970,509
Non-deductible items for tax	5,058,702	2,094,875	31,817
Income not subject to tax	(183,342)	(108,558)	(7,361)
Increase in deferred tax assets resulting resulting from a reduction of PRC enterprise income tax rate	(194,321)	-	-
Tax holiday	(2,961,350)	(1,254,192)	(1,097,709)
Others	-	16,200	-

	$1,389,008	$1,270,391	$897,256

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.	(Loss) earnings per share

During the reporting periods, the Company had no dilutive instruments.  Accordingly, the basic and diluted (loss)/earnings per share are the same.

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

	Alternators			Starters			Rods and shafts			Total
	Years ended December 31			Years ended December 31			Years ended December 31			Years ended December 31
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Revenue from external customers	$59,790,042	$45,216,038	$30,118,341	$35,014,035	$26,934,445	$17,944,464	$7,279,645	$-	$-	$102,083,722	$72,150,483	$48,062,805
Interest income	57,177	41,954	17,844	31,463	24,154	10,632	16,631	-	-	105,271	66,108	28,476
Interest expenses	1,039,895	507,310	383,085	368,790	300,383	228,241	-	-	-	1,408,685	807,693	611,326
Amortization	42,945	19,295	16,661	10,977	10,357	9,926	36,790	-	-	90,712	29,652	26,587
Depreciation	1,619,077	1,174,059	963,870	294,740	227,482	194,691	100,228	-	-	2,014,045	1,401,541	1,158,561
Segment profit	11,103,589	4,835,128	3,904,964	4,560,488	4,818,079	3,384,753	1,822,949	-	-	17,487,026	9,653,207	7,289,717
Segment assets	79,027,844	54,860,505	35,053,650	37,624,611	22,308,718	16,990,104	23,278,939	-	-	139,931,394	77,169,223	52,043,754
Expenditure for segment assets	$5,732,146	$1,685,790	$1,292,607	$1,533,523	$1,951,822	$770,284	$754,133	$-	$-	$8,019,802	$3,637,612	$2,062,891

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.
	Years ended December 31,
	2007	2006	2005

Total consolidated revenue	$102,083,722	$72,150,483	$48,062,805

Total profit for reportable segments	$17,487,026	$9,653,207	$7,289,717
Unallocated amounts relating to relating to operations:
Interest income	6,513	30,702	63
Other income	16,203	18,418	9,753
Other general expenses	(468,987)	(106,563)	(1,351)
Unusual charge - make good provision	(18,265,500)	(7,507,500)	-

(Loss)/income before income taxes	$(1,224,745)	$2,088,264	$7,298,182

	As of December 31,
	2007	2006	2005
Assets

Total assets for reportable segments	$139,931,394	$77,169,223	$52,043,754
Cash and cash equivalents	2,421,363	830,917	9,008
Marketable securities	-	-	37,159
Other receivables	39,948	-	-
Property, plant and equipment	4,030	-	-

	$142,396,735	$78,000,140	$52,089,921

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

10.16
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Qingjie Zhao. [Incorporated by reference as Exhibit 10.16 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.17
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Yuncong Ma. [Incorporated by reference as Exhibit 10.17 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.18
Employment Contract, dated June 21 , 2006, between Wonder Auto Limited and Meirong Yuan. [Incorporated by reference as Exhibit 10.18 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.19
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Seuk Jun Kim. [Incorporated by reference as Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.20
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Yuguo Zhao. [Incorporated by reference as Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.21
Employment Contract between JinZhou Halla Electrical Equipment Co., Ltd. And Yongdong Liu. [Incorporated by reference as Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.22
Consulting Agreement, dated April 22, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.22 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.23	Amendment No. 1 to the Consulting Agreement, dated June 23, 2006, between Heritage Management Consultants, Inc. and Wonder Auto Limited.***

10.24
Financial Advisory Agreement, dated March 15, 2006, between Wonder Auto Group and HFG International, Limited. [Incorporated by reference as Exhibit 10.23 to the Company’s current report on Form 8-K filed on June 22, 2006].***

10.25
Assignment and Assumption Agreement, dated May 31, 2006, between Wonder Auto Group, HFG International Limited and Wonder Auto Limited. [Incorporated by reference as Exhibit 10.24 to the Company’s current report on Form 8-K filed on June 22, 2006].

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

10.36	Form of the Stock Purchase Agreement, dated December 10, 2007. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 12, 2007].

10.37	Form of the Registration Rights Agreement, dated December 10, 2007. [Incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 12, 2007].

14	Code of Ethics. [Incorporated by reference as Exhibit 14 to the Company’s annual report on Form 10-KSB filed on March 30, 2005].

21	Revised list of subsidiaries of the Company.**

23	Consent of PKF*

24	Power of Attorney (included on the signature page of this annual report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Promissory Note, dated June 27, 2005 [Incorporated by reference as Exhibit 99.1 to the Company’s quarterly report on Form 10-QSB filed on August 15, 2005].

* Filed herein.
** Filed with the Original Filing
*** Represents management contract or compensation plan or arrangement.