Form 10-Q/A
period 2008-09-30
Wonder Auto Technology, Inc
filed 2009-03-30
CIK 1162862

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

Explanatory Note

Wonder Auto Technology, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its consolidated financial statements for the three and nine months ended September 30, 2008. Subsequent to the issuance of the Company’s consolidated financial statements for the three and nine months ended September 30, 2008, included in its Quarterly Report on Form 10-Q for the period ended September 30, 2008, as filed with the United States Securities and Exchange Commission (the “SEC”) on November 4, 2008 (the “Original Form 10-Q”), the staff of the SEC expressed a view that a decrease of restricted cash, which was used as collateral support for the Company’s bills payable undertaken by banks, should have been accounted for in cash flows from financing activities, instead of cash flow from investing activities.  In response to the SEC’s comments the Company has decided to re-classify such increases and decreases in restricted cash as cash flows from financing activities in its financial statements for the interim periods ended September 30, 2008 and 2007.

The effect of such re-classification will be as follows:

•	Net cash used in investing activities and net cash provided by financing activities will each increase by $4,011,467 for the nine months ended September 30, 2008, and

•	Net cash used in investing activities and net cash provided by financing activities will each decrease by $3,932,999 for the nine months ended September 30, 2007.

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

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q for the fiscal quarter ended June 30, 2008.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2008 and 2007
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 39

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Sales revenue	$39,265,821	$27,293,856	$107,041,424	$72,416,290
Cost of sales	(29,139,968)	(20,184,152)	(79,238,857)	(54,335,057)

Gross profit	10,125,853	7,109,704	27,802,567	18,081,233

Operating expenses
Administrative expenses	1,676,857	967,086	4,444,210	2,543,758
Research and development expenses	459,804	255,086	1,128,026	732,706
Selling expenses	1,209,170	641,205	2,912,020	1,997,820

	3,345,831	1,863,377	8,484,256	5,274,284

Income from operations	6,780,022	5,246,327	19,318,311	12,806,949
Other income	107,023	45,116	520,349	84,442
Government grants	-	-	-	786,154
Net finance costs - Note 5	139,381	(772,626)	(1,380,951)	(1,730,131)
Equity in net income of an
non-consolidated affiliate	567,802	-	792,924	34,147

Income before income taxes	7,594,228	4,518,817	19,250,633	11,981,561
Income taxes - Note 4	(632,570)	(583,779)	(1,859,813)	(1,016,503)
Minority interests	(608,120)	(260,427)	(1,785,599)	(746,504)

Net income	$6,353,538	$3,674,611	$15,605,221	$10,218,554

Other comprehensive income
Foreign currency translation
adjustments	169,996	589,115	3,861,504	1,665,857

Comprehensive income	$6,523,534	$4,263,726	19,466,725	$11,884,411

Earnings per share: Basic and diluted	$0.24	$0.15	$0.58	$0.43

Weighted average number of shares
outstanding:
Basic and diluted	$26,959,994	$23,959,994	$26,959,994	$23,959,994

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

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$17,544,205	$12,726,989
Bills payable	12,023,163	15,903,600
Dividend payable to minority stockholders	259,530	-
Dividend payable to Winning	259,530	-
Other payables and accrued expenses	3,531,487	2,413,140
Provision for warranty - Note 9	1,750,704	1,124,655
Income tax payable	756,281	666,589
Secured short-term bank loans - Note 10	19,311,600	10,282,500

Total current liabilities	55,436,500	43,117,473

Secured long-term bank loans - Note 10	17,994,536	17,622,186

TOTAL LIABILITIES	73,431,036	60,739,659

COMMITMENTS AND CONTINGENCIES - Note 12

MINORITY INTERESTS	7,199,628	3,214,683

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock: par value $0.0001 per share; authorized
90,000,000 shares, issued and outstanding 26,959,994
shares in 2008 and 2007	2,696	2,696
Additional paid-in capital	70,753,076	70,643,304
Statutory and other reserves	4,857,660	4,857,660
Accumulated other comprehensive income	8,283,536	4,422,032
Retained earnings/accumulated (deficit)	14,121,922	1,483,299

TOTAL STOCKHOLDERS’ EQUITY	98,018,890	78,442,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,649,554	$142,396,735

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$15,605,221	$10,218,554
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	2,248,751	1,434,556
Amortization of intangible assets and land use rights	85,162	64,624
Deferred taxes	(208,858)	(64,505)
(Gain) loss on disposal of property, plant and equipment	(1,205)	15,636
Gain on disposal of Man Do	-	(500)
Provision for doubtful debts	(4,020)	11,144
Provision of obsolete inventories	43,671	67,782
Exchange (gain)/loss on translation of monetary assets and
liabilities	(828,205)	492,825
Equity in net income of a non-consolidated affiliate	(792,924)	(34,147)
Share-based payment compensation	109,772	-
Minority interests	1,785,599	746,504
Changes in operating assets and liabilities:
Trade receivables	(15,303,061)	(8,870,324)
Bills receivable	6,302,977	(7,270,838)
Other receivables, prepayments and deposits	(1,748,770)	(717,530)
Advances to staff	(111,302)
Inventory	(6,365,418)	(374,688)
Trade payables	3,254,639	6,270,135
Bills payable	(4,819,593)	854,241
Other payables and accrued expenses	(1,584,738)	1,036,024
Amount due from a related company	78,516	-
Provision for warranty	542,873	(201,004)
Income tax payable	(9,835)	210,416

Net cash flows (used in) provided by operating activities	(1,720,748)	3,888,905

Cash flows from investing activities
Payments to acquire intangible assets	(7,080)	(1,982)
Payments to acquire and for deposit for acquisition of
property, plant and equipment and land use rights	(11,776,593)	(5,661,884)
Proceeds from sales of property, plant and equipment	100,988	11,171
Installment payment to acquire Jinzhou Dongwoo	-	(2,420,000)
Decrease (Increase) in restricted cash	4,011,467	(3,932,999)
Cash inflow from disposal of Man Do	-	500
Net cash paid to acquire Jinzhou Hanhua - Note 3	(3,042,676)	-
Net cash paid to acquire Money Victory - Note 3	(5,000,000)	-
Net cash paid to acquire Jinzhou Karham - Note 3	(703,712)	-
Net cash paid to acquire Fuxin Huirui - Note 3	(140,990)	-
Net cash paid to acquire Jinzhou Wanyou - Note 3	-	(5,526,485)

Net cash flows used in investing activities	$(20,568,063)	$(13,598,680)

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from financing activities
Dividend paid to minority stockholders	$-	$(357,280)
Dividend paid to Winning	(384,500)	$(343,934)
New bank loans	15,631,122	29,486,379
Decrease (Increase) in restricted cash	4,011,467	(3,932,999)
Repayment of bank loans	(9,196,570)	(14,848,096)

Net cash flows provided by financing activities	10,061,519	10,004,070

Effect of foreign currency translation on cash and cash equivalents	980,483	516,726

Net (decrease) increase in cash and cash equivalents	(11,248,809)	811,021

Cash and cash equivalents - beginning of period	26,102,993	8,203,699

Cash and cash equivalents - end of period	$14,854,184	$9,014,720

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,346,694	$906,045
Income taxes	$1,656,577	$586,935

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

On February 19, 2008, Wonder entered into an agreement with Koma Co., Ltd. (“Koma”), a corporation duly formed under the law of Republic of Korea and an independent third party, pursuant to which Wonder agreed to acquire Koma’s 65% equity interest in Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”) at a cash consideration of $0.82 million. Upon the completion of the transaction on February 19, 2008, Jinzhou Karham became a subsidiary of the Company. Jinzhou Karham is engaged in design, manufacture and sales of carbon brush assembly of various automotive starters. More details and accounting treatment on the investment in Jinzhou Karham are set forth in Note 3.

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

On May 15, 2008, Wonder and Jinzhou Wanyou entered into two separate agreements with Advance Sun Group Limited (“Advance”), a limited company organized in the British Virgin Islands, and a third party Chu Hai Tao , pursuant to which Wonder and Jinzhou Wanyou agreed to acquire Advance’s 32% and Chu Hai Tao’s 68% equity interest in Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui“) at par value of registered capital at cash considerations of $45,117 and $95,873 respectively. Upon the completion of the transaction on May 15, 2008, Fuxin Huirui became a subsidiary of the Company. Fuxin Huirui is a development stage’s company before acquisition. After the acquisition, Fuxin Huirui is engaged in manufacturing of auto parts, mechanical parts and electrical parts.

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

The Company has restated the consolidated financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 in response to the comments from the United States Securities and Exchange Commission’s (the “SEC”) on (i) compensation charges arising from make good provision in connection with the release of escrow shares and (ii) classification of cash flows arising from movement in restricted cash.

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

Upon consideration of SEC’s comments, the Company decided to recognize compensation expenses for the shares released from escrow when the performance goal was actually met, irrespective of whether CIL and ECL surrendered their rights of entitlement to Xiangdong Gao.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation (Cont’d)

(ii)	Restatement (Cont’d)

No compensation expenses was recognized for the three and nine months ended September 30, 2007 as the management was uncertain whether the 2007 net income threshold would be achieved. However, the Company recognized this compensation expense when the uncertainty was clear.

(b)	Classification of cash flow arising from movement in restricted cash

Because the bank deposits placed with the bank as restricted cash carried interest, the management had considered the movement in restricted cash as investing activity even though they were pledged for bills payable.

The SEC expressed a view that the movement of restricted cash, which was used as collateral for the Company’s bills payable undertaken by bank, should be accounted for as cash flows from financing activities, instead of cash flows from investing activities. Upon consideration of SEC’s comments, the Company decided to re-classify the movement in restricted cash as cash flows from financing activities.

The following table sets forth the financial impacts of the restatement on the Company.

Condensed Consolidated Balance Sheet as of September 30, 2008

		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,696	$-	$2,696
Additional paid-in-capital	44,980,076	25,773,000	70,753,076
Statutory and other reserves	4,857,660		4,857,660
Accumulated other comprehensive income	8,283,536		8,283,536
Retained earnings	39,894,922	(25,773,000)	14,121,922
Total stockholders’ equity	$98,018,890	$-	$98,018,890

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation (Cont’d)

(ii)	Restatement (Cont’d)

Consolidated Balance Sheets as of December 31, 2007

		Impact on (a)
	Previously	Increase
	Reported	(Decrease)	Restated

Stockholders’ Equity
Common stock	$2,696	$-	$2,696
Additional paid-in-capital	44,870,304	25,773,000	70,643,304
Statutory and other reserves	4,857,660		4,857,660
Accumulated other comprehensive income	4,422,032		4,422,032
Retained earnings
Accumulated (deficit)	24,289,701	(25,773,000)	(1,483,299)

Total stockholders’ equity	$78,442,393	$-	$78,442,393

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008

		Impact on (b)
	Previously	Increase
	Reported	(Decrease)	Restated

Net cash flows used in operating activities	$(1,720,748)	$-	$(1,720,748)

Net cash flows used in Investing activities	(16,558,596)	(4,011,467)	(20,570,063)

Net cash flows provided by financing activities	6,050,052	4,011,467	10,061,519

Effect of foreign currency translation on cash and cash equivalents	980,483	-	980,483

Net decrease in cash and cash equivalents	(11,248,809)	-	(11,248,809)

Cash and cash equivalents - beginning of period	26,102,993	-	26,102,993

Cash and cash equivalents - end of period	$14,854,184	$-	$14,854,184

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

On January 1, 2008, to secure the supply of raw materials and components for its starter products,the Company acquired 50% equity interest in Jinzhou Hanhua from Winning at a cash consideration of $4.10 million (RMB29.75 million). Upon the completion of the transaction on January 1, 2008, Jinzhou Hanhua was considered as a subsidiary of the Company as Wonder obtained control over Jinzhou Hanhua by appointing more than half of members in the board of directors in accordance with Jinzhou Hanhua’s amended Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

Based on an independent third-party appraisal, there were no other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted.  The excess of purchase price over the fair value of net tangible and intangible assets acquired, representing consideration paid for intangible assets which do not meet either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k, was recorded as goodwill.

On February 19, 2008, to secure the supply of raw materials and components for its automotive starter products, the Company acquired 65% equity interest in Jinzhou Karham from Koma at a cash consideration of $0.82 million. Upon the completion of the transaction, Jinzhou Karham became a subsidiary of the Company. The negative goodwill of $0.19 million, representing the excess of the fair value of identifiable net assets of Jinzhou Karham amounting to $1.01 million over its purchase price amounting to $0.82 million, was allocated on a pro rata basis to long-lived assets at the date of acquisition.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

Jinzhou Karham was incorporated on June 5, 2006 and commenced its business in the second quarter of 2007. The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k) as of the date of acquisition and concluded that there were no significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as the operating history of Jinzhou Karham is limited.

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

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $19.9 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Nine months Ended
	September 30,
(Unaudited)	(in thousands)
	2008	2007

Net cash (used in) provided by operating activities	$(1,721)	$3,889
Net cash (used in) investing activities	(20,570)	(13,599)
Net cash provided by financing activities	10,062	10,004
Effect of foreign currency translation on cash and cash equivalents	980	517
Net cash flow	$(11,249)	$811

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

Investing Activities:

Our main uses of cash for investing activities during the nine months ended September 30, 2008 was for the acquisition of property, plant and equipment, the acquisitions of Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui, and investments in Money Victory Limited.

Net cash used in investing activities in the nine-month period ended September 30, 2008 was $20.6 million which is an increase of $7.0 million from net cash used in investing activities of $13.6 million in the same period last year. Net cash used in investing activities in the nine months ended September 30, 2008 was mainly attributable to a $5.0 million investment in Money Victory Limited, payments totaling $3.9 million for the acquisitions of Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui. In addition, we spent approximately $11.8 million in connection with the acquisition of property, plan and equipment.

Financing Activities:

Net cash provided by financing activities in the nine-month period ended September 30, 2008 totaled $10.1 million as compared to $10.0 million provided by financing activities in the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to the decrease of our restricted cash. As compared to the same period last year, our restricted cash decreased $7.9 million, primarily due to our good credit with banks, which lowered the rate for pledged cash from approximately 50% to 30%-40%.

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