Form 10-K
period 2008-12-31
Wonder Auto Technology, Inc
filed 2009-03-30
CIK 1162862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant’s common stock (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $103.2 million as of June 30, 2008. Shares of the Registrant’s common stock held by each executive officer, director, and 10% stockholder have been excluded from the calculation in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2009, there were 26,959,994 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

WONDER AUTO TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  Unless the context otherwise requires, all references to:

•	“Fuxin Huirui” are references to Fuxin Huirui Mechanical Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinan Worldwide” are references to Jinan Worldwide Auto Accessories Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinzhou Dongwoo” are references to Jinzhou Dongwoo Precision Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;
•
“Jinzhou Equipment” are references to Jinzhou Wonder Auto Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinzhou Hanhua” are references to Jinzhou Hanhua Electrical System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;
•	“Jinzhou Karham” are references to Jinzhou Karham Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 65% owned subsidiary of the Company;
•	“Jinzhou Motor” are references to Jinzhou Wonder Motor Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinzhou Wanyou” are references to Jinzhou Wanyou Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Wonder Auto” are references to Wonder Auto Limited, a British Virgin Islands company and a direct, wholly owned subsidiary of the Company;
•	“China” and “PRC” are references to People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“$” are to the legal currency of the United States.

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	The effects of the global economic crisis;
•	The effects of contraction in automotive sales and production;
•	Escalating pricing pressures from our customers;
•	Our ability to accurately project market demand for our products;
•	Our ability to require additional capital;
•	Risks associated with future investments or acquisitions;
•	Interruption in our production processes;
•	Our ability to attract new customers;
•	Our ability to employ and retain qualified employees;
•	Competition and competitive factors in the markets in which we compete;
•	General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for the Company’s products and services;
•	Changes in laws, rules and regulations governing the business community in China in general and the automobile industry in particular; and
•	The risks identified in Item 1A. “Risk Factors” included herein.

 All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

Item 1.	Business

Overview

Wonder Auto Technology, Inc. is a Nevada holding company and conducts its operations through its China-based operating subsidiaries.  We are primarily engaged in business of designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, engine valves, tappets, rods and shafts in China. We have been producing alternators and starters in China since 1997 and our newly acquired subsidiary Jinan Worldwide has been producing engine valves and tappets for over 50 years.  According to a report issued by the China Association of Automobile Manufacturers (CAAM), we ranked second in sales revenue in China in the market for automobile alternators and starters in both 2007 and 2006. Our mission in 2009 is to further grow market share of all our product lines.

Our products are mainly used in passenger cars and commercial vehicles and sold to original equipment manufacturers in China. We offer over 230 different models of alternators and approximately 150 different models of starters. In addition, we have begun to manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.  As a result of our acquisition of Jinan Worldwide, we have become one of the largest engine valves and tappets manufacturers in China.

We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China.  We are increasingly exporting our products to the international market. Our customers include Shanghai General Motor Wuling Co., Ltd., Beijing Hyundai Mobis Auto Parts Co., Ltd., Shenyang Aerospace Mitsubishi Motors Engine Co., Ltd., Harbin Dongan Automotive Engine Co., Ltd., Shanghai VW Co., Ltd., Tianjin Toyota Co., Ltd., Chery Automobile Co., Ltd., Dongfeng Yueda Kia Motors Co., Ltd., Geely Automobile Co., Ltd., Tianjin FAW Xiali Automobile Co., Ltd., and other well-known international automakers and auto parts suppliers.

We actively pursue acquisition prospects and other strategic opportunities and have completed the following acquisitions since the beginning of fiscal year 2008:

•
On January 1, 2008, we acquired a 50% equity interest in Jinzhou Hanhua, which designs, manufactures and sells armatures for automotive starters and oil pumps. Jinzhou Hanhua is a supplier to another operating subsidiary of ours, Jinzhou Halla.

•
On February 19, 2008, we acquired a 65% equity interest in Jinzhou Karham, which is engaged in the business of designing, manufacturing and selling carbon brush assemblies for automotive starters. Jinzhou Karham is a supplier to another operating subsidiary of ours, Jinzhou Halla.

•
On May 15, 2008, we acquired a 100% equity interest in Fuxin Huirui, which manufactures and sells rotors for automotive alternators.  Fuxin Huirui is a supplier to another operating subsidiary of ours, Jinzhou Halla.

•
On October 1, 2008 and January 4, 2009, in  two separately negotiated transactions, we acquired 65% and 35% equity interests in Jinan Worldwide, respectively.  Jinan Worldwide designs, manufactures and sells engine valves and tappets, and is one of the largest engine valves and tappets manufacturers in China. The majority of its customers are Chinese and international diesel engine manufacturers.

History and Corporate Structure

We were incorporated on June 8, 2000 in the State of Nevada as “MGCC Investment Strategies Inc.”  Until our reverse acquisition of Wonder Auto on June 22, 2006, our business strategy and ownership changed several times. On June 22, 2006, we acquired all of the capital stock of Wonder Auto in exchange for shares of our capital stock. This share exchange transaction resulted in a change of the ownership control of the Company. On August 25, 2006, we amended our Articles of Incorporation and changed our name into “Wonder Auto Technology, Inc.” As a result of the Wonder Auto acquisition, our business became the business of our indirect, wholly-owned Chinese subsidiaries: (1) Jinzhou Halla, (2) Jinzhou Dongwoo, (3) Jinzhou Wanyou, (4) Jinzhou Hanhua, (5) Jinzhou Karham, (6) Jinzhou Motor, (7) Jinzhou Equipment, (8) Fuxin Huirui, and (9) Jinan Worldwide.

We conduct our operations in China through our PRC subsidiaries. The following chart reflects our organizational structure as of the date of this annual report.

(1)  Holding company with no active business operations.
(2)  Holding company with active business operations.
(3)  We acquired controlling equity interests in Jinzhou Hanhua, Jinzhou Karham, and Jinan Worldwide on January 1, 2008, February 19, 2008, and October 1, 2008, respectively, and we consider them to have been our indirectly-held subsidiaries since those dates.

Segment Information

Our business operations can be categorized into four segments based on the type of products which we manufacture and sell, specifically, (i) alternators, (ii) starters, (iii) rods and shafts and (iv) engine valves and tappets.

Our alternator product line offerings are available in seven series based on different sizes and output rates and come in over 230 models. Our starter product line offerings primarily consist of planetary type starters which are small and lightweight and come in ten series with approximately 150 models based on their size and power output. We manufacture and sell both alternators and starters using largely the same facilities, personnel and other resources in Jinzhou Halla.  Approximately 81.7% of our 2008 sales revenue was derived from the sale of our starter and alternator products.

Our subsidiary Jinzhou Wanyou manufacturers our rod and shaft product line, which is targeted primarily to international market outside China and accounts for approximately 12.8% of our sales revenue in 2008. Our product offerings were expanded to include engine valves and tappets as a result of our acquisition of Jinan Worldwide in 2008.  Sales of our engine valves and tappets accounted for 5.5% of our sales revenue in 2008.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see “Item 1A – Risk Factors.”

Our Products and Markets

Our current products include automotive electrical parts, specifically, alternators and starters; rods and shafts; and engine valves and tappets.

The following table set forth sales information about our product mix in each of the last three years.

(All amounts, other than percentage, in thousands of U.S. dollars)
	Year Ended December 31,
		2008	2007		2006
Product	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Alternators	$63,256	44.8%	$59,790	58.6%	$45,216	62.7%
Starters	52,138	36.9%	35,014	34.3%	26,934	37.3%
Rods and Shafts	18,106	12.8%	7,280	7.1%	-	-%
Engine Valves and Tappets	7,690	5.5%	-	-%	-	-%
Total	141,190	100%	102,084	100%	72,150	100%

Alternators

Our alternators are manufactured by Jinzhou Halla. An alternator is part of a car engine’s electrical system which is connected to the engine belt of a vehicle and converts mechanical energy into electricity to recharge the battery.  The battery, in turn, provides power to all electrical devices in the vehicle, such as the radio, power steering, headlights and windshield wipers. We have developed, manufactured and sold seven series of alternators, which are represented by different sizes and output rates, in over 230 models. Our alternators’ current electrical current flows range in size and output from 35A to 120A. Larger alternators, as determined by their diameters, have more electrical field coils and can produce stronger currents. Our alternators have dual integrated fans and built-in integrated circuit regulators. Our alternators are designed to produce high outputs while remaining small and lightweight. The size and weight parameters result in the improved cooling performance of integrated fans and higher output from the integrated circuit regulators.

Starters

Our starters are manufactured by Jinzhou Halla. A starter is part of a car engine’s starting system, along with the starter solenoid. At ignition, the starter solenoid is activated and provides power for the starter. The starter then spins the engine a few revolutions to begin the internal combustion process. The starters produced by our Company are known as planetary type starters. These starters are small and lightweight due to their high speed motors combined with speed reduction systems. We produce ten series of starters in terms of diameters (ø) from ø67 to ø100, which produce between 0.85kW to 5.5kW of power.

Rods and Shafts

Our rods and shafts are manufactured by Jinzhou Wanyou. Our rod and shaft products are mainly used in shock absorber which is a key part in a vehicle’s suspension system. A shock absorber rod is the stem in the shock absorber providing full support of a vehicle’s suspension system. Jinzhou Wanyou currently produces 15 series of rods and shafts in terms of diameters from ø8 to ø28 with over 2,000 models.

Engine Valves and Tappets

Our engine valves and tappets are manufactured by Jinan Worldwide. Engine valves and tappets are used in internal combustion engines to control and facilitate the engine’s air intake and exhaust functions. Our engine valves and tappets are critical to optimizing the engine’s power output and fuel consumption.  At present, Jinan Worldwide produces 5 series of engine valves and tappets in term of applications with over 200 models.

Our products are suitable for use in various types of passenger vehicles and commercial vehicles. Our alternators and starters are mainly use in cars with displacement ranging from 1.0L-2.5L, which accounted for approximately 69.7% of our total sales in 2008. In terms of the market for our products, the OEM market accounts for approximately 85% of our total sales revenue, and our export accounts for about 16.2% of total sales revenue in 2008.

We strive to produce high quality products and have established a quality control system to ensure that we achieve this goal. We have obtained the ISO9002, QS9000, and TS 16949 certificates for our quality management system.

Our Industry

Overview of Chinese Automobile Industry

The global automobile industry has been greatly impacted by the global economic crisis.  Although less affected than many of its foreign counterparts, the auto industry in China has experienced a significant slowdown growing in 2008 at a slower pace than in previous years.  In 2008, the China auto makers reported a 6.7% growth in sales as compared to 21.84% in 2007. According to the China Association of Automobile Manufacturers, China’s auto output and auto sales were 9.34 million and 9.38 million units in 2008, representing a 5.21% and 6.7% growth rate over 2007, respectively. Sales of passenger car in China, including sedans, multipurpose vehicles and sport-utility vehicles, were 6.76 million units in 2008, up 7.27% year-on-year, which was 14.41 percentage points lower than 2007.

Despite the general economic crisis, China’s auto industry is expected to continue its growth in 2009 at a projected rate of 10% according to the China’s Passenger Car Association. We anticipate the sustained growth of China’s auto industry will be mainly driven by the following factors:

China’s overall  economic growth.  According to the National Bureau of Statistics of China, the gross domestic product (“GDP”) in China was RMB 30.1 trillion in 2008, representing a 9% growth rate as compared to 2007. According to a forecast by the United Nations released on January 15, 2009, China’s GDP growth in 2009 is expected to reach approximately 8.4% notwithstanding the global economic downturn, as compared to the global GDP growth rate which is projected to be approximately 1.0%.  We believe that the projected GDP growth rate in China, on a per capita basis, will create greater purchasing power among Chinese consumers which, when paired with a decrease in automobile prices, will result in higher private automobile ownership.

Low per capita rate of vehicle ownership. In 2007, the private auto ownership rate in China was about 22 vehicles per 1000 inhabitants, as compared to more than 750 vehicles per 1000 inhabitants in the United States and the world average rate of 120 vehicles per 1000 inhabitants. Given the huge demand for automobiles in China, we expect that sales of automobiles in China are poised for growth over the next few years.

Increasing urbanization. Overall population growth and a trend toward urbanization have led to significant growth in China’s urban population since 1978. According to the National Bureau of Statistics of China, the urbanization rate in China grew from 26% in 1990 to 44.7% in 2007, an increase of 65%. China’s urban population is expected to continue to grow, triggering the need for more efficient and individualized means of transportation and we believe this trend will contribute to rising car ownership.

Growth of highway infrastructure.  According to statistics released by the PRC Ministry of Communication, the total length of expressways and class I-IV highways in China increased from 1.07 million km in 1998 to 1.9 million km in 2005, a growth of 77.6%.  The growth of highway infrastructure is likely to make transportation by automobile easier and more efficient resulting in a greater demand for automobiles in our estimation.

Favorable government policies.  The PRC government has adopted a number of measures and initiatives intended to spur the growth and development of China’s automobile industry.  The following are some examples of government initiatives that we believe are likely to have a favorable economic impact on the automotive industry:

•
The PRC Ministry of Financing recently approved and granted RMB 5 billion (approximately $0.74 billion) for the “Cars to the Countryside” program which is a government subsidy program that becomes effective on March 1, 2009. Under this program, individuals in rural areas who trade up to or purchase minibuses with engine size of 1.3 L or less will be entitled to a 10% subsidies of the full price of a vehicle. In addition, favorable tax incentives are being offered to farmers and individuals in rural areas who purchase smaller vehicles.

•
In November 2008, China’s State Council announced a RMB 4 trillion (approximately $586 billion) economic stimulation package which increases PRC government investment and spending on  infrastructure projects, particularly roads, railways and airports.

•	On September 1, 2008, a measure was adopted by the PRC tax authority to reduce the consumption tax rates assessed on low emission vehicles, which is a primary market for our products.

•	On January 1, 2009, the PRC State Tax Bureau implemented a new fuel tax which replaces six other fees imposed on vehicle owners and provides favorable tax treatment to low emission vehicles.

•	On January 20, 2009, the PRC State Tax Bureau reduced by 50% the sales tax imposed upon the sales of small engine vehicles with displacements of 1.6L and below.

•	On January 14, 2009, PRC government announced a stimulus package to bolster China’s automobile industry, including a RMB10 billion investment in the development of alternative energy vehicles.

We expect these governmental actions and measures will accelerate the demand for automobiles, especially small displacement automobiles in China.

Overview of Chinese Automobile Parts Industry

While the Chinese automobile parts industry experienced rapid growth over the past several years, starting in 2008, the Chinese automotive parts industry grew at a considerably slower pace than in past years as the global economic crisis took effect.  The number of automobiles in China reached 93.1 million at the end of 2008, up 13.5% from 2007. According to Sinomind Consulting, a China based auto market research and management consulting company, China’s sales of automobile parts reached $136.5 billion in 2008, up 23.9% from $110.2 billion in 2007.  In China, total sales of automobile parts is projected to reach $175 billion by 2010, representing a compounded annual growth rate of 20.54% between 2005 and 2010 according to China Association of Social Economic System.  According to United States Commerce Department, China became the second largest exporter of automobile parts in the United States in 2007, overtaking Germany and following Japan.

We believe that growth in China’s auto parts industry will continue due to several important factors.  First, the continued growth of Chinese automobile industry will lay a solid foundation for the growth in the OEM automobile parts industry.  Second, increased levels of car ownership by Chinese residents will lead to the growth of the replacement parts market.  Finally, as Chinese and international automotive manufacturers implement cost savings plans, we expect them to source components directly from low cost manufacturing regions, such as China.

Our Intellectual Property

Our goal is to utilize our intellectual property to provide us with a competitive advantage. We currently own 64 patents issued in China relating to our products. Additionally, Jinzhou Halla has registered the trademark for the logo “ ” ,and Jinan Worldwide has registered the trademark for the logo “”, “”, “”, “”, “”, “”, and “” with the Trademark office of the State Administration for Industry and Commerce of China.

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Risk Factors— Risks Related to our Business— Our failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.” We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. See “Risk Factors— Risks Related to our Business— We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.”

Sales and Marketing

We market our products directly to our customers though our sales department which, as of December 31, 2008, consisted of 141 employees. Each member of our sales department receives one month of training in both the business and technical aspects that they will need to perform their job functions. In addition, we periodically provide continuing educational training for our sales personnel. Members of our sales department generate sales leads by contacting auto manufacturers directly and by attending industry trade shows and exhibitions. Since we have established our status as one of the leading suppliers of alternators, starters, rods and shafts, and engine valves and tappets, our customers may also contact us for new projects. Although most of our business is developed by direct personal contact and referrals from our customers, we also advertise our products in industry trade journals and other industry media.

In order to attract international customers, we also attend international trade shows, such as the automobile shows in Frankfurt and Las Vegas, to raise our brand recognition and promote our products to the international market.  We started selling our products directly to foreign customers in 2003. Our overseas sales accounted for approximately 16.2% of our total sales revenue in 2008.

In addition to our sales and marketing department which performs customer service functions, we also employ outside representatives whose primary function is to understand our customers’ needs and promote services that best meet their requirements. These representatives also help our customers resolve installation problems and provide general customer service. As of December 31, 2008, we had twelve representatives stationed at different major customers, including one Mexican representative.

Raw Materials

The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemicals, and packaging materials. The main raw materials we use to produce our rods, shafts, engine valves and tappets are iron and steel rods. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand. Supply and demand for these raw materials is generally affected by the cyclical nature of the automobile industry and the auto parts industry. Supply and demand is also affected by macroeconomic conditions, including consumer disposable income and spending patterns.

We purchase the majority of our raw materials and components from suppliers located in China, including our subsidiaries Jinzhou Dongwoo, Jinzhou Hanhua, Jinzhou Karham and Fuxin Huirui, as well as Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Yingkou Die-Casting Products Co., Ltd., Zhejiang Huanfang Auto Electrical Appliance Co. Ltd. and foreign manufacturers based in South Korea, such as SW-Tech Corporation.  In situations where we procure raw materials from our subsidiaries, we purchase such materials at cost with no additional mark-up and account for such transaction through intercompany cost allocations.

A portion of our raw materials and components are made to our technical specifications, and the remainder of our raw materials and components are non-customized. We consider the raw materials and components that are made to our technical specifications to be proprietary to us, and we have entered into agreements with some of our suppliers which prohibit them from supplying to other third parties these raw materials and components. We believe that in most instances, raw materials and components made to our technical specifications can be obtained from multiple supply sources. We generally have not experienced any difficulties in obtaining our requirements for raw materials.

Even though multiple supply sources are available to us, our practice has been to utilize limited vendors for certain types of raw materials and components needed in our business based on our past relationship with particular vendors and their abilities to deliver to us high quality raw materials and components on favorable terms. Over the past years, we have been making efforts to diversity our supply channels in order to increase our bargaining power with suppliers. In 2008, our top five suppliers accounted for approximately 59.0% of our total cost of sales, decreased from approximately 62.6% in 2007.

We utilize local suppliers in close proximity to us, typically within 300 kilometers of our manufacturing facilities, in order to closely supervise their activities, monitor quality, provide technical training and collaborate on technical improvements. If geographically proximate suppliers continue to be able to provide high quality raw materials and components to us, we intend to continue to source our raw materials and components from them to take advantage of lower shipping costs and favorable quality control capabilities.

Our suppliers must meet our quality standards and delivery requirements consistently to remain on our approved supplier list. If a supplier furnishes suboptimal materials and components to us or is repeatedly late in deliveries, we remove them from our approved supplier list.

We typically purchase the raw materials that we use to produce our products from our suppliers on credit.  Credit terms usually permit payment up to 90 days following the delivery of the raw materials. When we purchase raw materials from Chinese suppliers, we are able to pay in Renminbi. When we purchase raw materials from foreign suppliers, we usually pay in U.S. dollars. Our account payables above six months accounted for 0.06%, 1.75% and 1.85% of our total account payables in 2006, 2007 and 2008, respectively.

In 2008, our three biggest suppliers are Jinzhou Dongwoo, Tianjin Jingda Rea Special Enameled Wire Co. Ltd. and Jinzhou Hanhua, which accounted for approximately 20%, 12% and 11% of our total cost of sales, respectively. No other suppliers accounted for more than 10% of our total cost of sales in 2008.

Our Major Customers

Large automobile manufacturers and automotive engine suppliers are our primary and most desirable customers.  Our major customers include, among others, Beijing Hyundai Mobis Auto Parts, Harbin Dongan Automotive Engine Co., Ltd., Shenyang Xinguang Huachen Auto Engine Co., Ltd., SWT (Korea), and Shenyang Aerospace Mitsubishi Motors Engine Co., Ltd. We have also entered into technical cooperation agreements or letters of intent with new OEM customers; including Shanghai GM Wuling Automotive Co., Ltd, Nanjing Fiat Automotive Co., Ltd, Beijing Benz Daimler Chrysler Auto Co., Ltd, Hyundai Automotive Parts Global Sourcing, and Korean Doosan Engineering Vehicles Co., Ltd. As we continue to increase sales in the domestic market, we also intend to grow our overseas sales. We focus on maintaining long-term relationships with our customers. We have enjoyed recurring orders from most of our customers for periods of four to ten years. Our typical sales contract has a one-year term and is usually renewable.

We continued our efforts in diversifying our client base without lowering our total sales revenue. In 2008, our top three customers accounted for approximately 34.9% of our total sales revenue as compare to approximately 49.2% in 2007.  In 2008, our two biggest customers Beijing Hyundai Mobis Auto Parts Co., Ltd. and Harbin Dongan Automotive Engine Co., Ltd. accounted for approximately 15.2% and 13.5% of our total sales revenue, respectively. No other customers accounted for more than 10% of our sales revenue in 2008. We plan to further diversify our customer base in 2009 to enhance profitability.

Research and Development

We believe that the development of new products and production methods is important to our success. We currently operate four research and development centers, each performing different research and development activities. Three of our research and development centers are located at our principal business headquarters in Jinzhou, China, focusing on the enhancement of current products, and the development and testing of new alternator, starter and electric motor products. The other research and development center is located in Jinan, China, focusing on the development and testing of new engine valve and tappet products. As of December 31, 2008, our research and development personnel consisted of 163 employees.

We are often invited by our customers to jointly develop new components tailored to our customers’ specific requirements. In 2008, we had 32 joint development programs used in various models of sedans. Our OEM customers that we conduct joint development projects with include XiaLi, Chery Automobile, South Korea Doosan and Beijing Benz-DaimlerChrysler Automotive Co., Ltd.  During the past several years, upon the successful completion of most joint development projects, we were engaged as the supplier for the jointly developed products.

We believe that our development period is shorter than many other industry participants due to our dedicated research and development resources and our close proximity to our customers. Many of our major competitors are foreign joint ventures who generally conduct their primary research and development activities in their home countries. We believe that our China-based research and development operations provide us with an advantage over these competitors since we are within geographic proximity to our customers and our research and development personnel are able to communicate directly with our customers in Chinese and quickly respond to their product requirements.

For the fiscal years ended December 31, 2006, 2007 and 2008, our research and development expenses for new products development, representing salaries of personnel and other costs incurred for research and development of potential new products, were $500,347, $534,503 and $1.2 million, representing approximately 0.7%, 0.5% and 0.9% of our total sales revenue in 2006, 2007 and 2008, respectively.  The amount incurred for purchase of equipments for research and development were approximately $0.6 million, $2.4 million and $2.2 million, representing approximately 2.1%, 3.0% and 1.5% of our total sales revenue in 2006, 2007 and 2008, respectively.

Backlog

Our backlog of orders was approximately $12.3 million as of December 31, 2008 compared to approximately  $9.6 million at December 31, 2007. We anticipate that substantially all of the backlog at the end of 2008 will be delivered during 2009. In the opinion of management, the amount of backlog is not indicative of trends in our business.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China. Upon payment of a land grant fee, land use rights can be obtained from the government for a period up to 70 years in the case of industrial land and are typically renewable. We have received the necessary land use rights certificate for the 453,900 square feet of land located at No. 16 Yulu Street, Jinzhou High Technology Industrial Park, Jinzhou, China and the 179,500 square feet of land located at West Bo Hai Street, Open Economic Zone, Jinzhou, China. We were granted land use rights from the Chinese government for 1,842,000 square feet of land located at New Century Avenue, Changqing District, Jinan High Technology Industrial Park, Shangdong, China. The land use rights have a 50-year term and will expire on January 27, 2055. This site houses our office building, a research and development center, as well as our production facilities.

We are also subject to China’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

We do not face any significant government regulations in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required for all corporations in China.

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

Environmental Compliance

Our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. We believe we are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Our Employees

As of December 31, 2008, we employed 2,698 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2008.

Functions	As of December 31, 2008

Manufacturing and engineering	2,254
General and administration	140
Marketing and sales	141
Research and development	163

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates of 24% of the average monthly salary.  The compensation expenses related to this scheme was approximately $1.2 million, $681,944, and $490,519 for the fiscal years 2008, 2007 and 2006, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance.  We have purchased social insurance for all of our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website at www.watg.cn as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Investor Relation, Wonder Auto Technology, Inc., No. 16 Yulu Street, Taihe District, Jinzhou City, Liaoning, People’s Republic of China, 121013. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers

Our executive officers as of March 27, 2009 are as follows:

Name	Age	Positions
Qingjie Zhao	51	Chairman, Chief Executive Officer and President
Meirong Yuan	37	Chief Financial Officer and Treasurer
Yuncong Ma	62	Chief Operating Officer
Seuk Jun Kim	52	Vice President of New Product Development
Yuguo Zhao	52	Vice President of Sales and Marketing
Yongdong Liu	39	Vice President of Production

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

Meirong Yuan.  Mr. Yuan became our Chief Financial Officer and Treasurer on June 22, 2006 and our director on March 2007. He has been the Vice President of Jinzhou Wonder Industrial Co., Ltd. Since June 2005. Mr. Yuan also served as a director of Jinzhou Halla since January 2002. From July 2003 to June 2005, Mr. Yuan served as the Vice President of Shenzhen Luante Asphalt Advanced Technology Co. Ltd. and was in charge of accounting and finance. Between October 2000 and October 2001, Mr. Yuan studied at ISMA Center in England. Mr. Yuan is a CPA in China and has a Ph.D. in management from South California University for Professional Study.

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

Yuguo Zhao.  Mr. Zhao became our Vice President of Sales and Marketing on June 22, 2006, and he has been the head of sales and marketing since June 1996 when he joined Jinzhou Halla. He became the Assistant General Manager in January 2005. Mr. Zhao is responsible for our sales and after-sales operations. In 1979, Mr. Zhao graduated from the Jinzhou Agriculture Academy, formerly known as Jinzhou Agriculture Automotive School. Between 1980 and 1996, he worked for Jinzhou Electrical as its Production Department Manager, Chief of Production and Chief of Operations, among other posts.

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

Item 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The global economic crisis could further impair the automotive industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations. The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing.  Our automotive parts are primarily sold to automakers, engine manufacturers and auto parts suppliers.  The global economic crisis harmed most industries and has been particularly detrimental to the automotive industry.  Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business.  In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether.  Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.  These conditions have not presently impaired our ability to access credit markets and finance our operations.  However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

A contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity and on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. The global automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term. While the China automotive sales and production maintained modest growth momentum in 2008 and is expected to continue to grow in 2009, the growth rate was down from previous years.  A contraction in automotive sales and production could harm our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences which could pressure their results of operations and liquidity. Depending on an individual supplier’s financial condition and access to capital, its viability could be challenged which could impact its ability to perform as we expect and consequently our ability to meet our own commitments.

Escalating pricing pressures from our customers may adversely affect our business.

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Many vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract.
Price reductions have impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

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

We believe that our current cash and cash flow from operations are sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Given the current global economic crisis, financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $48.1 million in 2005 to $141.2 million in 2008. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. Within the past year, we acquired controlling interests in four complementary businesses, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. We are currently in the process of integrating our operations with the operations of Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide. The successful integration of these companies and any other acquired businesses require us to:

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

Our acquisition strategy also depends on our ability to obtain necessary government approvals. See “—Risks Related to Doing Business in China— We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We manufacture or assemble our products at our facilities in Jinzhou and Jinan, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw material and component sourcing from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels.  In addition, we may encounter interruption in our manufacturing processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production or capabilities at our facilities could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of sales revenue for us in the future and help us to diversify our revenue base.  Our future research and development efforts will be focused on expanding our product offering beyond our current products into other similar products and components for different applications, such as hub motors for electric bicycles and electric vehicles. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

Exporting our products outside of China is a core component of our overall growth strategy, which could subject us to various economic, political, regulatory, legal and foreign exchange risks.

We currently sell most of our products in China. Our overseas sales accounted for 4.8%, 9.6% and 16.2% of our total sales revenue in 2006, 2007 and 2008, respectively. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

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

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold 64 PRC patents that relate to various product configurations and product components. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection may be inadequate. For example, our pending or future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

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

Wonder Auto Group Limited, a Hong Kong company controlled by Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, has registered the “ ” trademark in Hong Kong. Jinzhou Wonder Auto Suspension System Co., Ltd. has registered the trademarks “” and “ ” in China. An independent third party entity has registered the “Jinzhou Halla” trademark in China. We currently do not sell any products or services using the marks similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. or “Jinzhou Halla” trademarks. We have entered into an agreement with Jinzhou Wonder Auto Suspension System Co., Ltd. Under this agreement, Jinzhou Wonder Auto Suspension System Co., Ltd. has agreed not to bring any legal action against us for using the mark “ ” in China. However, we cannot assure you that this agreement will not be enforced or that no action will be brought against us based on our use of “”.

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

A significant portion of our sales revenue historically has been derived from a limited number of customers. Our top five customers accounted for approximately 60% of our sales in 2007 and 46.9% in 2008. Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

If we cannot obtain sufficient raw materials and components at a reasonable cost, our ability to produce and market our products, and thus our business, could suffer.

We purchase raw materials and component parts for our products from various suppliers located primarily in Asia, most of which are located in China and a few of which are located in South Korea. The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemicals, and packaging materials. The main raw materials we use to produce our rods, shafts, engine valves and tappets are iron and steel rods. The majority of our raw materials and components are purchased from suppliers in China, including our subsidiaries Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karham as well as third parties such as Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Yingkou Die-Casting Products Co., Ltd. and foreign manufacturers based in South Korea, such as SW-Tech Corporation. Purchases from our top five raw materials and component parts suppliers accounted for approximately 59% of our total cost of sales in 2008. We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operating results of operations could be negatively affected. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The prices of raw materials and components needed for our products could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

If our customers and/or the ultimate consumers of the vehicles that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are used primarily in low emission passenger vehicles. Significant property damage, personal injuries and even death can result from malfunctioning vehicles. If our products are not properly designed, built or installed or if people are injured because of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. We have maintained product liability insurance only for products manufactured by Jinzhou Wanyou, which are sold in the United States and Canada. Negative publicity from such claims may also damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and, in turn, the value of our common stock.

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

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, is the beneficial owner of approximately 24.3% of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Mr. Qingjie Zhao’s association with other businesses could impede his ability to devote ample time to our business and could pose conflicts of interest.

Mr. Qingjie Zhao, our Chairman, Chief Executive Officer and President, is the beneficial owner of 24.3% of our common stock, serves as an executive director and is a 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director and is an 11% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., a company listed on the Hong Kong Growth Enterprise Market, which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

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

Before the implementation of the new enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC, unless granted by Chinese government to enjoy preferential tax treatments, such as “two-year exemption and three-year half reduction”, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.”

If the PRC tax authorities determine that Wonder Auto Technology, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the EIT at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls.   Although our independent auditor has provided a positive attestation for the year ended December 31, 2008, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

In addition, under the new EIT Law effected in January 2008, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiary. We are monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

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

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (the “SAFE Notice”), which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies (“SPVs”) for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 (the “M&A Regulations”). This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 2, 2008 and December 31, 2008, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $2.58 and $12.63 per share. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	general economic conditions and trends;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the automotive parts or automotive industry;

•	customer demand for our products;

•	investor perceptions of the automotive parts and automotive industries in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

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

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Global Market and this low trading volume may depress the price of our common stock.

Our common stock is traded on the Nasdaq Global Market. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq Global Market. Reported average daily trading volume in our common stock for the three month period ended March 27, 2009, was approximately 0.1 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The Company has received comments from the SEC staff dated October 31, 2008 and March 6, 2009 regarding our annual report on Form 10-K for the year ended December 31, 2007 and the quarterly report on Form 10-Q for the period ended September 30, 2008. The substance of these comments relates primarily to the accounting treatment of the release of certain make good shares pledged by two of the Company’s shareholders — Choice Inspire Limited and Empower Century Limited — in connection with a private placement transaction that occurred in June 2006 and the appropriate classification of restricted cash contained in the Company’s statement of cash flows. Please see the Company’s current report on Form 8-K filed on March 20, 2009 for more details. The Company believes it has addressed the SEC staff’s comments in this Form 10-K.

Item 2.	Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of up to 70 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We were granted land use rights from the Chinese government for following properties: (1) 453,900 square feet of land located at No. 16 Yulu Street, Jinzhou High Technology Industrial Park, Jinzhou, China. The land use rights have a 30-year term and will expire on August 15, 2026. Our headquarters are located at this site. This site houses our office building, a research and development center, as well as our production facilities; (2) 179,500 square feet of land located at West Bo Hai Street, Open Economic Zone, Jinzhou, China. This site houses our production facilities and (3) 1,842,000 square feet of land located at New Century Avenue, Changqing District, Jinan High Technology Industrial Park, Shandong, China. The land use rights have a 50-year term and will expire on January 27, 2055. This site houses our office building, a research and development center, as well as our production facilities.

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

We also own 2,100 square feet of office space at Focus Square, No. 6 Futong St., Wangjing, Chaoyang District, Beijing where our Beijing Representative Office is located.

We currently have four alternator assembly lines, four starter assembly lines, three rods and shafts production lines, twenty engine valves production lines and five tappets production lines. The total annual production capacity of these production lines is approximately 2.6 million units of alternators, 2.4 million units of starters, 20 million units of rods and shafts, and 27 million units of engine valves and tappets, assuming two work shifts per day with eight hours each.

We currently work in two work shifts of eight hours, each to maximize the capabilities of our assembly lines. For 2006, 2007 and 2008, the utilization rates of our alternator production lines were approximately 109%, 108％ and 78%, respectively, while those of the starter production lines were approximately 74%, 86% and 75% respectively. The utilization rates of our engine valve and tappet production lines and our rod and shaft production lines were approximately 75% and 110% in 2008, respectively. We plan to expand our production capacity for rods and shafts in 2009 to meet the projected market demand.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “WATG.”

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	$12.63	$6.47
2nd Quarter	9.27	7.03
3rd Quarter	9.42	6.41
4th Quarter	5.93	2.58

Year Ended December 31, 2007
1st Quarter	$6.70	$5.12
2nd Quarter	7.43	6.57
3rd Quarter	7.31	5.65
4th Quarter	10.16	7.61

Holders of Record

On March 27, 2009 there were approximately 177 stockholders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

Other than the dividends declared or paid by our subsidiary Wonder Auto before the reverse acquisition transaction and the forward stock split in 2006, we have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be filed with the SEC is incorporated herein by reference.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Report on Form 10-Q and Current Report on Form 8-K, no securities were sold by the Company during the fiscal year ended December 31, 2008 that were not registered under the Securities Act.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management & Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the readers understand our Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this annual report. This overview summarizes the MD&A includes the following sections:

•	Wonder Auto Technology, Inc.: a general description of our business, our strategic priorities, our core capabilities, and challenges and opportunities of our business.

•	Critical Accounting Policies and Estimates: a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operation: an analysis of our Company’s consolidated results of operations for the years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources and Financial Position: an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations.

Wonder Auto Technology, Inc.

General

We are a Nevada holding company and, through our China-based operating subsidiaries, we engage in the business of designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, engine valves and tappets, rods and shafts in China. We have been producing alternators and starters in China since 1997 and our newly acquired subsidiary Jinan Worldwide has been producing engine valves and tappets for over 50 years.  In 2006 and 2007, we ranked second in sales revenue in China in the market of automotive alternators and starters.

Most of our products are used in passenger cars, especially smaller engine vehicles with engine displacement between 1.0L to 2.5L. We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China, and we are increasingly exporting our products. We have experienced significant growth in sales revenue resulting primarily from increasing demand for our products, larger orders from our key customers, and expansion of our production capacity. We are also increasing exports to international markets.

We actively pursue acquisitions prospectus and other strategic opportunities. In 2008, we acquired Jinzhou Hanhua, Fuxin Huirui and Jinzhou Karham, all of which are our major raw material suppliers, as well as Jinan Worldwide.

We operate in the highly competitive automobile parts industry and face strong competition from numerous PRC and international companies. Our business is affected by a number of factors, including, but not limited to, cost to manufacture products, financial stability of our customers and suppliers, economic conditions, ability to develop new products, political climate, local and national laws and regulations, foreign currency exchange fluctuations and fuel prices.

Our Strategic Priorities

We have six strategic priorities designed to create long-term sustainable growth for our company and value for our shareholders. These strategic priorities are: vertical integration; sales expansion into select international markets; increasing production capacity; strengthening of our research and development capabilities; developing new products and focusing on supplying parts and components for low-emission vehicles.

Core capabilities

As we operate and grow our business, we seek to enhance and capitalize on what we view as our core capabilities described below:

•
Leading Market Position. We ranked the second in sales of automotive alternators and starters in China in 2006 and 2007. Our estimated market share in China for alternators and starters was approximately 14.4% in 2008. We believe our brand and our products are well recognized and accepted in the automotive industry in China.

•
Established Supplier Network. We purchase the majority of raw materials and components used in our products through a network of low-cost suppliers, primarily located within close proximity to our manufacturing facilities. We have established long-term relationships with many of our suppliers. Our established supplier network enables us to maintain a competitive low cost structure, shorten our product lead-times, closely monitor product quality and enjoy sourcing stability.

•
Proprietary Manufacturing Processes. We have invested substantial time and resources in developing customized assembly lines and equipment to optimize our manufacturing efficiency. Our proprietary manufacturing processes and customized equipment provide flexibility and efficiency, achieve shorter lead-times, improve quality assurance, reduce equipment downtime and material wastage and provide greater cost-competitiveness.

•
Strong Long-Term Customer Base. We are a qualified supplier of automotive components to many leading automobile industry players in China and worldwide. Given the high switching costs and rigorous qualification processes of our customers, we believe many of them have come to rely on us as a primary supplier of key components based on our proven ability to meet their growing demand and quality standards.

Challenges and Opportunities

Our management has identified the following key challenges and opportunities:

•
General economic conditions.  Our financial results will be influenced by general economic conditions, the financial stability of our customers and suppliers, consumer confidence levels, instability and fluctuations in the capital markets and other unforeseen factors. Notwithstanding the global economic downturn, China’s GDP growth in 2009 is expected to reach approximately 8.4%, substantially higher than the global GDP growth rate which is projected to be approximately 1.0%. Since most of our sales revenue is generated from China market, we expect to benefit from the continued economic growth in China. Currently, it will also be challenging to maintain our historic growth rate due to the general economic condition which may reduce the demand for our products and overall ability and cost of external financing for our operations.  To meet this challenge, we plan to focus on further integrating our operations and generating greater synergies across our portfolio of technologies, products, and subsidiaries. We also plan to focus on increasing our manufacturing and administrative efficiencies through targeted cost savings initiatives.

•
Government Policies.  The PRC government has adopted a number of measures and initiatives to spur the growth and development of small engine and low-emission vehicles. These measures include reduction of consumption tax rates assessed on low emission vehicles, implementation of a new fuel tax which provides favorable tax treatment to low emission vehicles and a 50% sales tax deduction imposed upon the sales of small engine vehicles with displacements of 1.6L and below.  We anticipate these measures will have a positive impact on sales of our products. We also intend to capitalize on the favorable government policies on alternative energy vehicles by deepening our penetration into that market and by developing products for use in electric vehicles.

•
Export.  Recent market events, including an unfavorable global economic environment, challenging automotive industry conditions and the continued global credit crisis, are adversely impacting global automotive demand which may adversely impact our business, especially our exports. Export sales may also subject us to various economic, political, regulatory, legal and foreign exchange risks. However, we also see great opportunities for expanding our market share in the international market. As international automotive manufacturers implement cost saving plans, we expect them to source components directly from low cost manufacturing regions, such as China. We believe our high quality, low cost products will be attractive to international automakers and engine manufacturers. We anticipate our export sales will continue to increase in 2009 due to several new sales contracts for alternators and starters with international automakers in 2009. In addition, our subsidiary Jinzhou Wanyou is specialized in the manufacturing of rods and shafts. With more and more oversea automakers ceasing to manufacture rods and shafts themselves due to cost concerns, we anticipate more sales opportunities for our rods and shafts in the oversea market. We also plan to utilize our existing export sales network and resources to sell engine valves and tappets manufactured by our recently acquired subsidiary Jinan Worldwide. This strategy, if successfully implemented, will further increase our export sales.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our most critical accounting policies and estimates relate to the following:

•
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For a discussion of the Company’s significant accounting policies, please refer to Note 3 of Notes to our Consolidated Financial Statements appears elsewhere in this annual report.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

Recent Developments

On January 4, 2009, our indirect wholly owned subsidiary Jinzhou Halla entered into an equity transfer agreement with Magic Era Group Limits, a British virgin islands Corporation (“Magic Era”), under which Jinzhou Halla agreed to purchase the remaining 35% equity interest in Jinan Worldwide (“Yearcity”) for a total cash consideration of RMB 48 million (approximately $7.06 million), subject to certain price adjustments. Yearcity does not have any asset except its 100% equity ownership of Jinan Worldwide. Jinan Worldwide is a Chinese corporation engaged in the manufacturing of engine valves and tappets. Prior to the equity acquisition described above, Jinzhou Halla already acquired 65% equity interest of Yearcity from Hony Capital II, L.P., a Cayman Islands corporation, in a separately negotiated equity purchase transaction. As a result of the two acquisitions, we now have 100% ownership of Yearcity and 100% indirect ownership of Jinan Worldwide. Please see our current report on Form 8-K filed with SEC on January 8, 2009 for more details.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

 (all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Sales revenue	$141,190	$102,084	$72,150	38.3%	41.5%
Cost of sales	104,750	76,460	57,342	(37.0)%	(33.3)%
Gross profit	36,439	25,624	14,808	42.2%	73.0%
Administrative expenses	6,827	3,565	1,918	91.5%	85.9%
Stock-based compensation	706	-	-	-	-
Research and development expenses	1,648	1,136	948	45.1%	19.9%
Selling expenses	4,093	3,291	2,137	24.4%	53.9%
Unusual charge-make good provision	-	18,266	7,506	-	(143.3)%

Total expenses	13,275	26,258	12,511	(49.4)%	109.9%
Other income	1,360	287	357	373.3%	(19.4)%
Government grant	193	1,497	-	(87.1)%	-
Net financial cost	2,246	2,409	937	(6.8)%	157.2%
Equity in unconsolidated affiliate	1,073	34	371	3,041.7%	(90.8)%
Income (loss) before income taxes and minority interests	23,544	(1,225)	2,088	(2,022.4)%	(158.6)%
Income taxes	2,175	1,389	1,270	56.6%	9.3%
Minority interests	2,460	1,137	102	116.4%	1016.3%
Net income (loss)	18,909	(3,750)	716	(604.2)%	(623.8)%

As a Percentage of Sales Revenue	2008	2007	2006
Sales revenue	100%	100%	100%
Cost of sales	74.2%	74.9%	79.5%
Gross profit	25.8%	25.1%	20.5%
Expenses
Administrative expenses	4.8%	3.5%	2.7%
Stock-based compensation	%		0.5
Research and development expenses	1.2%	1.1%	1.3%
Selling expenses	2.9%	3.2%	3.0%
Unusual charge-make good provision	%	17.9%	10.4

Total expenses	9.4%	25.7%	17.3%

Income (loss) before income taxes and minority interests	16.7%	(1.2)%	2.9%
Income taxes	1.5%	1.4%	1.8%
Minority interests	1.7%	1.1%	0.1%
Net income (loss)	13.4%	(3.7)%	1.0%

Comparison of 2008 and 2007

Sales Revenue. Sales revenue increased $39.1 million, or 38.3%, to $141.2 million in 2008 from $102.1 million in 2007. In 2008, sales revenue from alternators and starters, rods and shafts, engine valves and tappets increased $20.6 million, $10.8 million and $7.7 million from 2007, respectively. The increase was mainly attributable to the increased market demand for our mid to small displacement alternator and starter products. We believe that our sales revenue increased in 2008 because of our ability to sell high quality products at competitive prices. Our export sales increased significantly to $22.9 million, accounting for 16.2% of the total sales revenue in 2008, as compared to 9.6% in 2007.  Furthermore, our sales revenue increased partly because of our acquisition of Jinan Worldwide which contributed $7.7 million to our sales revenue in 2008.

The following tables show the different segments and geographic areas comprising our total sales revenues over each of the past three fiscal years:

Sales Revenue by Product Segments

(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,			Percentage change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Components of Sales Revenue
Alternator	$63,256	$59,790	$45,216	5.8%	32.2%
Starter	52,138	35,014	26,934	48.9%	30.0%
Rod and shaft	18,106	7,280	-	148.7%	-
Engine valve and tappet	7,690	-	-	-	-
Total sales revenue	$141,190	$102,084	$72,150	38.3%	41.5%

Revenue By Geographic Areas

(all amounts in thousands of U.S. dollars)
	Year ended December 31,
	2008	2007	2006

PRC	$118,251	$92,329	$69
South Korea	9,066	4,650	3,013
Brazil	5,903	2,633	-
Mexico	1,769	-	-
United States	3,469	1,647	451
Germany	830	-	-
Others	1,903	825	-

Total	$141,190	$102,084	$72,150

Cost of Sales.  Our cost of sales increased $28.3 million to $104.8 million in 2008 from $76.5 million in 2007. Such amount increase was mainly a result of the substantial growth in sales volume. As a percentage of sales revenue, the cost of sales decreased to 74.2% in 2008 from 74.9% in 2007.  The percentage decrease was primarily attributable to the decrease of per unit cost of products resulting from our ability to realize the benefits of economies of scale. We also benefited from more efficient cost control management and improved technology which allowed us to reduce raw material and component consumption per unit of production.

Gross Profit. Our gross profit increased $10.8 million to $36.4million in 2008 from $25.6 million in 2007. Gross profit as a percentage of sales revenue was 25.8% in 2008, as compared to 25.1% in 2007. The increased gross margin was mainly attributable to the factor as discussed above.

Administrative Expenses.  Our administrative expenses increased $3.3 million, or 91.5%, to $6.8 million in 2008 from $3.6 million in 2007. As a percentage of sales revenue, administrative expenses increased to 4.8% in 2008 from 3.5% in 2007.  This dollar and percentage increase of administrative expenses was mainly due to the consolidation of the financial results of Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide, and third party professional fees associated with such acquisitions, as well as the audit and assessment costs in complying with the rules and regulations related to our status as a public reporting company in the United States.

Stock-based compensation. We incurred a non-cash employee compensation of $706,295 as a result of the stock option grants to senior management and other staff made under our equity incentive plan adopted in April 2008.  Such stock option grants were terminated in December 2008 and no non-cash compensation expenses will be recognized in 2009 and 2010.

Research and development expenses.  Our research and development costs increased $511,891, or 45.1%, to $1.6 million in 2008 from $1.1 million in 2007. As a percentage of sales revenue, research and development costs increased to 1.2% for the year ended December 31, 2008 from 1.1% in 2007. Such dollar and percentage increases were primarily attributable to the increased expenses associated with development of new products.

Selling Expenses. Our selling expenses include sales commissions, advertising and promotional materials costs, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased to $ 4.1 million in 2008 from $3.3 million in 2007. The increased selling expenses were mainly attributable to the increased sales commissions and salaries resulting from the growth of our sales revenue, and the higher transportation costs during Beijing Olympic Games. As a percentage of sales revenue, our selling expenses decreased to 2.9% in 2008 from 3.2% in 2007. This percentage decrease was primarily attributable to lower warranty costs resulting from the improved product quality.

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

On February 8, 2007 and February 2, 2008, stockholders’ of CIL and ECL transferred their rights to receive the 3,300,000 shares in escrow for no consideration to Xiangdong Gao who ultimately received the escrowed shares. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to CIL and ECL and treated as an expense equal to the amount of the market value of the shares as of the date when the respective performance goal was met.  We achieved the net income thresholds for both 2006 and 2007, accordingly, we recognized a non-cash expense of $7.5 million and $18.3 million in 2006 and 2007, respectively. As the make good arrangement only applies to 2006 an 2007, no such compensation expense was recognized in 2008.

Total Expenses.  Our total expenses decreased $13.0 million to $13.3 million in 2008 from $26.3 million in 2007. As a percentage of sales revenue, our total expenses decreased to 9.4% in 2008 from 25.7% in 2007. The decreases in amount and percentage were mainly due to the non-cash expenses of $18.3 million related to the make good arrangement recognized in 2007 as discussed above.

Other Income. Our other income includes other payables waived, sales of scrap materials, service income, and gain on disposal of property, plant and equipment. Our other income increased $1.1 million to $1.4 million in 2008 from $287,322 in 2007.

Net financial costs. Our financial costs decreased $162,922 to $2.2 million in 2008 from $2.4 million in 2007. Such decrease was mainly because we have a loan in the amount of 8.3 million Euro (approximately $11.8 million) outstanding. Since this loan is denominated in Euro, with the appreciation of RMB against Euro, we had a $1.2 million foreign exchange gain in 2008.

Equity in net income of non-consolidated affiliates. We recognized a net income of $1.1 million from Money Victory Limited in 2008, as compared to $34,147 from Jinzhou Wanyou in 2007. We used the equity method to recognize profit or loss for the investment in which we exercised significant influence but did not control.

Income (Loss) Before Income Taxes and minority interests. Our income before income taxes and minority interests was $23.5 million in 2008, as compared to a loss of $1.2 million in 2007.  Such increase in income before income tax and minority interests was mainly attributable to the non-cash expense of $18.3 million related to the make good arrangement recognized in 2007. No non-cash expense related to the make good arrangement  was recognized in 2008.

Income Taxes. Income taxes increased $785,940 to $2.2 million in 2008 from $1.4 million in 2007. As a percentage of sales revenue, our income taxes increased to 1.5% in 2008 from 1.4% in 2007.

Minority Interest. Our financial statements reflect an adjustment to our consolidated group net income, and our minority interest increased $1.3 million in 2008 to $2.5 million from $1.1 million in 2007, reflecting the minority interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua, Jinzhou Karham and Jinan Worldwide.

Net Income(Loss).  Our net income was $18.9 million in 2008 as compared to a loss of $3.8 million in 2007. The significant increase in net income was mainly attributable to the non-cash expense of $18.3 million related to the make good arrangement recognized in 2007. Other than the $18.3 million non-cash expense, our net income increased $4.4 million in 2008 mainly because of the factors discussed above, including increased market demand and increased export sales.

Comparison of 2007 and 2006

Sales Revenue. Sales revenue increased $29.9 million, or 41.5%, to $102.1 million in 2007 from $72.2 million in 2006. This increase was primarily attributable to increased market demand for our products in the small and medium-size engine passenger car market in China, spurred in part by government incentives, our expanded production capacity and increased sales to our existing customers. The robust growth in export sales also contributed to the sales revenue increase. Export sales accounted for 9.6% of the total sales revenue in 2007, compared to 4.8% in 2006.

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

Gross Profit. As a result of the factors discussed above, our gross profit increased $10.8 million to $25.6 million in 2007 from $14.8 million in 2006. Gross profit as a percentage of sales revenue was 25.1% in 2007, as compared to 20.5% in 2006. The increase in our gross profit as a percentage of revenue increased.

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

Research and development expenses. Our research and development costs, listed as a new line item under operating expenses starting from the first quarter of 2007, consists of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $188,295, or 19.9%, to $1.1million in 2007 from $947,702 in 2006. Such increase primarily attributable to the purchase of research and development equipment and hiring of new research and development personnel.

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

Unusual Charge – Make Good Provision.

As a result of the make good arrangement discussed above, we recognized a non-cash expense of $7.5 million and $18.3 million in 2006 and 2007, respectively.

Total Expenses. Our total expenses increased $13.7 million to $26.3 million in 2007 from $12.5 million in 2006. As a percentage of sales revenue, our total expenses increased to 25.7% in 2007 from 17.3% in 2006. The  increases in amount and percentage were  primarily attributable to increases in our administrative expenses, selling expenses , research and development costs and non-cash expenses related to the make good arrangements as discussed above.

(Loss) Income before Income Taxes and Minority Interests.  We incurred a $1.2 million loss before income taxes and minority interests in 2007, as compared to $2.1 million income before income taxes and minority interest in 2006.  Such decrease in income before income taxes and minority interest was mainly attributable to the non-cash expenses related to the make good arrangement as discussed above.

Income Taxes. Provision for income taxes increased $118,617 to $1.4 million in 2007 from $1.3 million in 2006.

Net (Loss) Income. We incurred a net loss of $3.8 million in 2007 as compared to a net income of $716,046 in 2006.  Such decrease was mainly attributable to the non-cash expenses related to the make good arrangement as discussed above.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

In 2008, our sales revenue from our alternator products was $63.3 million, our sales revenue from our starter products was $52.1 million, our sales revenue from our rod and shaft products was $18.1 million, and our sales revenue from our engine valves and tappets was $7.7 million. Among the four principal products, rods and shafts production enjoyed the fastest growth rate and the highest gross margin, reaching approximately 25-30%.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou. Valves and tappets are manufactured by our newly acquired subsidiary Jinan Worldwide.

Additional information regarding our alternator and starter product lines can be found  at Note 24 in our audited consolidated financial statements contained elsewhere in this annual report.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $8.2 million and restricted cash of $24.2 million. The following table provides detailed information about our net cash flow for all financial statements periods for 2006, 2007 and 2008.

Statement of Cash Flow

(All amounts in thousands of U.S. dollars)
	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$9,106	$12,170	$1,389
Net cash used in investing activities	(37,336)	(24,566)	(6,219)
Net cash provided by (used in) financing activities	9,226	29,232	(8,308)
Effect of foreign currency translation on cash and cash equivalents	991	1,063	357
Net cash (outflow) flow	(17,944)	17,899	3,835

Operating Activities

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Our company expects to meet all of our financial commitments and operating needs for the foreseeable future.

Net cash provided by operating activities was $9.1 million in 2008, as compared to $12.2 million of net cash provided by operating activities in 2007. The decrease was mainly attributable to the increase of finished product inventories as of December 31, 2008. Due to the global economic crisis, in the fourth quarter of 2008, our sales of alternators and starters were lower than the anticipated sales level which resulted in an increase of inventory for finished goods. In addition, the acquisition of Jinan Worldwide in the fourth quarter of 2008 also contributed to the increase of inventory.

Net cash provided by operating activities in 2007 totaled $12.2 million, as compared to $1.4 million in 2006. The increase was greatly due to higher net income, higher accounts payable, more inventories although we had higher trade receivable and bill receivable.

Investing Activities

Our main uses of cash for investing activities in 2008 were for (i) the acquisition of property, plant and equipment, (ii) the acquisitions of Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide, and (iii) the investment in Money Victory Limited.

Net cash used in investing activities in 2008 was $37.3 million, as compared to $24.6 million in 2007. Net cash used in investing activities in 2008 was mainly attributable to a $5 million investment in Money Victory Limited, and payments totaling $16.6 million for the acquisitions of Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide. In addition, we spent approximately $17.3 million in connection with the acquisition of property, mainly for the purchase of land use right for Jinzhou Motor and Jinzhou Equipment and the capacity expansion of Jinzhou Wanyou.

Net cash used in investing activities in 2007 was $24.6 million, as compared to $6.2 million in 2006. The increase of net cash used in investing activities was mainly attributable to the purchase of property, plant and equipment for $8 million, the acquisition of Jinzhou Wanyou for $14 million.

Financing Activities

Net cash provided by financing activities in 2008 totaled $9.2 million as compared to $29.2 million provided by financing activities in 2007. The decrease in net cash was mainly attributable to the $22.7 million proceeds we received from private placement transaction closed in December 2007, which more than offset the $9.2 million increase in net proceeds from bank loans in 2008.

Net cash provided by financing activities in 2007 totaled $29.2 million as compared to $8.3 million provided by financing activities in 2006. The increase in net cash is attributable to the receipt of $22.7 million through the issuance of stock in a private placement closed in December 2007, and the increase of $11.3 million net proceeds from bank loans.

Our debt to equity ratio was 58.9% as of December 31, 2008. We plan to maintain our debt to equity ratio below 60%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected appreciation of  RMB against the U.S. dollar.

Loan Facilities

As of December 31, 2008, the amount, maturity date and duration of each of our bank loans and obligation under finance leases were as follow:.

(All amounts in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
Bank of China*	$0.7	January 26, 2009	3 months
Bank of China*	0.7	February 23, 2009	3 months
Bank of China*	1.8	January 25, 2009	2 months
Bank of China*	2.2	January 27, 2009	3 months
Bank of China*	2.0	January 27, 2009	1 months
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	1.6	October 15, 2009	10 months
Bank of China*	1.4	February 27, 2009	2 months
Bank of Jinzhou*	0.4	March 27, 2009	1 year
Bank of China*	4.4	April 3,2009	6 months
China construction Bank*	5.9	April 11, 2009	2 years
Bank of China*	1.5	May 19, 2009	1 year
Huaxia Bank*	5.6	June 22, 2009	1 year
Huaxia Bank*	2.9	June 30, 2009	1 year
Bank of Jinzhou*	0.2	August 20, 2009	1 year
China CITIC Bank*	2.9	September 3, 2009	1 year
SZD Bank*	2.9	September 15, 2009	1 year
Bank of Jinzhou	0.4	September 24, 2009	1 year
SPD Bank*	2.9	September 26, 2009	1 year
China construction Bank*	2.9	October 28, 2009	1 year
Bank of China*	0.6	December 28, 2009	1 year
Evergrowing Bank*	5.9	January 18, 2010	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH**	10.2	October 15, 2013	7 years
Total	$60.1

* The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8166
* The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB9.6590

As of the date of this report, we believe that our currently available working capital, including the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may, however, in the future, require additional cash resources due to the changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2008:

(All amounts in thousands of U.S. dollars)

	Total	Less than 1 year	1-3 years	More than 3 years
Long term debt obligations	$16,054	-	$15,314	$740
Capital commitment	1,109	1,109	-	-
Operating lease obligations	525	525	-	-
Purchase obligations	-	-	-	-
Total	$17,293	$1,239	$15,314	$740

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe our operations have not been materially adversely affected by inflation or changing prices.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.	Quantitative And Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 and 2006 begins on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

In May 2008, the Company acquired 100% equity interest in Fuxin Huirui Mechanical Co., Ltd. In October 2008, the Company acquired 65% equity interest in Year City Limited which owns 100% equity interest in Jinan Worldwide Auto Accessories Co., Ltd. Because of limitation of time, the Company has not completed the implementation of the internal control on these three subsidiaries by December 31, 2008 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. These three entities’ internal control over financial reporting associated with total assets of 35% and total sales revenues of 13% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008.

PKF Hong Kong, Certified Public Accountants (“PKF”), our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and, as part of its audit, has issued its attestation report on the effectiveness of the Company’s internal controls over financial reporting herein as of December 31, 2008. PKF’s attestation report is included in this Item 9A. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited the internal control over financial reporting of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (3) that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

In May 2008, the Company acquired 100% equity interest in Fuxin Huirui Mechanical Co., Ltd. In October 2008, the Company acquired 65% equity interest in Year City Limited which owns 100% equity interest in Jinan Worldwide Auto Accessories Co., Ltd. Because of limitation of time, the Company has not completed the implementation of the internal control on these three subsidiaries by December 31, 2008 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. These three entities’ internal control over financial reporting associated with total assets of 35% and total sales revenues of 13% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these three entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income (loss), stockholders’equity, and cash flows for each of the three years then ended December 31, 2008 and our report dated March 30, 2009 expressed an unqualified opinion thereon.

PKF
Certified Public Accountants
Hong Kong, China
March 30, 2009

(c) Changes in internal control over financial reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)    Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)    Financial Statement Schedules

Not applicable.

(3)    Exhibits

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Wonder Auto Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Wonder Auto Technology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Statements of Income and Comprehensive Income (Loss)	2

Consolidated Balance Sheets	3 - 4

Consolidated Statements of Cash Flows	5 - 7

Consolidated Statements of Stockholders’ Equity	8

Notes to Consolidated Financial Statements	9 - 46

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited the accompanying consolidated balance sheets of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion thereon.

PKF
Certified Public Accountants
Hong Kong, China
March 30, 2009

Wonder Auto Technology, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007	2006

Sales revenue	$141,189,559	$102,083,722	$72,150,483
Cost of sales	104,750,150	76,459,944	57,342,201

Gross profit	36,439,409	25,623,778	14,808,282

Operating expenses
Administrative expenses	6,827,200	3,565,332	1,917,817
Stock-based compensation	706,295	-	-
Research and development expenses	1,647,888	1,135,997	947,702
Selling expenses	4,093,413	3,290,689	2,137,853
Unusual charge - make good provision	-	18,265,500	7,507,500

	13,274,796	26,257,518	12,510,872

Income/(loss) from operations	23,164,613	(633,740)	2,297,410
Other income - Note 4	1,359,883	287,322	356,590
Government grants - Note 3	192,882	1,496,547	-
Net finance costs - Note 5	(2,246,099)	(2,409,021)	(936,741)
Equity in net income of non-consolidated affiliates - Note 3	1,072,788	34,147	371,005

Income/(loss) before income taxes and minority interests	23,544,067	(1,224,745)	2,088,264
Income taxes - Note 6	(2,174,948)	(1,389,008)	(1,270,391)
Minority interests - Note 7	(2,460,352)	(1,136,694)	(101,827)

Net income/(loss)	$18,908,767	$(3,750,447)	$716,046

Other comprehensive income
Foreign currency translation adjustments	4,002,238	2,969,894	1,007,468

Total comprehensive income/(loss)	$22,911,005	$(780,553)	$1,723,514

Earnings/(loss) per share: basic and diluted - Note 8	$0.70	$(0.16)	$0.03

Weighted average number of shares outstanding:
basic and diluted	26,959,994	24,140,816	20,787,279

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$8,159,156	$26,102,993
Restricted cash - Note 9	24,181,645	8,613,262
Trade receivables, net - Note 10	46,571,619	38,124,411
Bills receivable	8,388,926	11,766,478
Other receivables, prepayments and deposits - Note 11	16,408,304	1,635,447
Inventories - Note 12	44,016,192	12,634,786
Amount due from a related company - Note 18	-	74,822
Amount due from Hony Capital - Note 11(b)	7,637,216	-
Income tax recoverable	289,000	-
Deferred taxes - Note 6	1,075,766	307,338

Total current assets	156,727,824	99,259,537
Intangible assets - Note 13	22,062,560	16,873,051
Property, plant and equipment, net - Note 14	69,131,579	22,516,900
Land use rights - Note 15	10,391,527	1,235,029
Deposit for acquisition of property, plant and equipment	3,845,774	2,072,458
Deferred taxes - Note 6	870,500	439,760

TOTAL ASSETS	$263,029,764	$142,396,735

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$21,616,932	$12,726,989
Bills payable - Note 9	31,247,100	15,903,600
Other payables and accrued expenses - Note 16	20,465,014	2,413,140
Provision for warranty - Notes 3 and 17	2,377,620	1,124,655
Income tax payable	-	666,589
Payable to Hony Capital - Note 16(f)	10,187,216	-
Secured borrowings - Note 19	44,055,803	10,282,500
Early retirement benefits cost - Note 3	419,301	-

Total current liabilities	130,368,986	43,117,473

Secured borrowings - Note 19	16,054,478	17,622,186
Deferred revenue - government grants - Note 3	2,806,777	-
Early retirement benefits cost - Note 3	798,115	-

TOTAL LIABILITIES	150,028,356	60,739,659

COMMITMENTS AND CONTINGENCIES - Note 21

MINORITY INTERESTS - Note 3	10,941,715	3,214,683

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2008 and 2007; none issued and outstanding	-	-
Common stock: par value $0.0001 per share Authorized 90,000,000 shares in 2008 and 2007; issued and outstanding 26,959,994 shares in 2008 and 2007	2,696	2,696
Additional paid-in capital	71,349,599	70,643,304
Statutory and other reserves - Note 22	7,628,541	4,857,660
Accumulated other comprehensive income	8,424,270	4,422,032
Retained earnings/accumulated (deficit)	14,654,587	(1,483,299)

TOTAL STOCKHOLDERS’ EQUITY	102,059,693	78,442,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,029,764	$142,396,735

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income/(loss)	$18,908,767	$(3,750,447)	$716,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,734,534	2,014,045	1,401,541
Amortization of intangible assets and land use right	169,641	90,712	29,652
Deferred taxes	(112,140)	(263,993)	(16,369)
(Gain)/Loss on disposal of property, plant and equipment	(129,374)	20,255	79,527
Gain on disposal of Man Do Auto Technology Co., Ltd. (“Man Do”)	-	(500)	-
Loss on disposal of non-consolidated affiliate	122,788	-	-
Provision/(Recovery of) for doubtful debts	8,577	2,159	(7,701)
Provision/(Recovery of) for obsolete inventories	46,917	39,115	(52,470)
Exchange (gain)/loss on translation of monetary assets and liabilities	(1,242,479)	532,738	-
Equity in net income of non-consolidated affiliate	(1,072,788)	(34,147)	(371,005)
Share-based compensation - Note 20	706,295	-	-
Increase in minority interests	2,460,352	1,136,694	101,827
Deferred revenue amortized	28,241	-	-
Unusual charge - make good provision	-	18,265,500	7,507,500
Changes in operating assets and liabilities:
Trade receivables	2,993,828	(10,651,989)	(5,493,345)
Bills receivable	6,251,024	(6,504,351)	1,536,869
Other receivables, prepayments and deposits	(3,948,637)	2,902	(664,255)
Inventories	(14,861,979)	2,265,298	(4,481,151)
Trade payables	(53,217)	2,554,508	460,403
Bills payable	(956,502)	5,110,761	601,360
Amount due to an unconsolidated affiliate	-	-	36,719
Amount due from a related company	78,516	-	-
Other payables and accrued expenses	(2,644,372)	1,099,131	(263,895)
Provision for warranty	262,316	6,124	102,845
Income tax payable	(1,526,913)	235,971	164,834
Early retirement benefits cost	(117,834)	-	-

Net cash flows provided by operating activities	$9,105,561	$12,170,486	$1,388,932

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)
	Year ended December 31,
	2008	2007	2006
Cash flows from investing activities
Payments to acquire intangible assets	$(1,472,868)	$(1,982)	$(10,023)
Payments to acquire land use right	(1,856,268)	-	-
Payments to acquire and for deposit for acquisition of property, plant and equipment	(17,308,878)	(8,023,761)	(3,627,589)
Proceeds from sales of property, plant and equipment	242,044	25,803	73,169
Proceeds from sales of marketable securities	-	-	37,585
Cash acquired from the RTO	-	-	419
Net cash paid to acquire Jinzhou Wanyou - Note 3	(293,400)	(14,146,485)	(500,000)
Net cash paid to acquire Jinzhou Dongwoo	-	(2,420,000)	(2,192,669)
Cash inflow from disposal of Man Do	-	500	-
Net cash paid to acquire Jinzhou Hanhua - Note 2(a)	(4,040,472)	-	-
Net cash paid to acquire Jinzhou Karham - Note 2(b)	(703,712)	-	-
Net cash paid to acquire Money Victory - Note 2(c)	(5,000,000)	-	-
Net cash paid to acquire Fuxin Huirui - Note 2(d)	(140,990)	-	-
Net cash paid to acquire Yearcity - Note 2(e)	(6,691,434)	-	-

Net cash flows used in investing activities	(37,335,978)	(24,565,925)	(6,219,108)

Cash flows from financing activities
Repayment to a stockholder	-	-	(5,149)
Amount due from a related company	-	-	(68,128)
Decrease/(Increase) in restricted cash	2,293,532	(3,736,383)	(917,757)
Dividend paid to stockholders	-	-	(1,719,985)
Dividend paid to Winning - Note 3	(644,030)	(343,934)	-
Dividend paid to minority stockholders	(1,653,271)	(743,240)	-
Proceeds from bank loans	18,426,341	29,486,379	17,573,649
Repayment of bank loans	(9,196,570)	(18,161,716)	(16,696,664)
Net proceeds from issue of shares	-	22,730,461	10,142,020

Net cash flows provided by financing activities	9,226,002	29,231,567	8,307,986

Effect of foreign currency translation on cash and cash equivalents	990,578	1,063,166	357,132

Net (decrease)/increase in cash and cash equivalents	(17,943,837)	17,899,294	3,834,942

Cash and cash equivalents - beginning of year	26,102,993	8,203,699	4,368,757

Cash and cash equivalents - end of year	$8,159,156	$26,102,993	$8,203,699

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007	2006

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$2,849,664	$1,445,534	$807,693
Income taxes	$2,464,548	$1,316,837	$1,121,927

Cash investing activities:
Acquisitions (Note 2)
Fair value of assets acquired	$101,208,984	$3,149,361	$8,624,052
Fair value of liabilities assumed	$86,049,295	$309,044	$3,691,211

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated	Retained
			Additional	Statutory	other	earnings/
	Common stock		paid-in	and other	comprehensive	accumulated
	No. of shares	Amount	capital	reserves	income	(deficit)	Total

Balance, January 1, 2006	17,227,198	$1,723	$11,998,377	$2,347,848	$444,670	$4,060,914	18,853,532
Recapitalization	2,832,800	283	136	-	-	-	419
Share issued for proceeds of $12 million	3,899,996	390	11,999,610	-	-	-	12,000,000
Cost of raising capital	-	-	(1,857,980)	-	-	-	(1,857,980)
Unusual charge - make good provision	-	-	7,507,500	-	-	-	7,507,500
Net income	-	-	-	-	-	716,046	716,046
Foreign currency translation adjustments	-	-	-	-	1,007,468	-	1,007,468
Appropriation to reserves	-	-	-	800,417	-	(800,417)	-

Balance, December 31, 2006	23,959,994	2,396	29,647,643	3,148,265	1,452,138	3,976,543	38,226,985
Share issued for proceeds of $25.95 million	3,000,000	300	25,949,700	-	-	-	25,950,000
Cost of raising capital	-	-	(3,219,539)	-	-	-	(3,219,539)
Unusual charge - make good provision	-	-	18,265,500	-	-	-	18,265,500
Net income	-	-	-	-	-	(3,750,447)	(3,750,447)
Foreign currency translation adjustments	-	-	-	-	2,969,894	-	2,969,894
Appropriation to reserves	-	-	-	1,709,395	-	(1,709,395)	-

Balance, December 31, 2007	26,959,994	2,696	70,643,304	4,857,660	4,422,032	(1,483,299)	78,442,393
Net income	-	-	-	-	-	18,908,767	18,908,767
Foreign currency translation adjustments	-	-	-	-	4,002,238	-	4,002,238
Appropriation to reserves	-	-	-	2,770,881	-	(2,770,881)	-
Share-based compensation	-	-	706,295	-	-	-	706,295

Balance, December 31, 2008	26,959,994	$2,696	$71,349,599	$7,628,541	$8,424,270	$14,654,587	$102,059,693

See Notes to Consolidated Financial Statements

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and description of business

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000.  The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

The Company is principally engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters and alternators and manufacturing of engine valves and tappets for motor vehicles mainly in the PRC. The major target markets of the Company’s products are the PRC, South Korea and Brazil.

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

2.	Acquisitions

(a)
On January 1, 2008, to secure the supply of raw materials and components for its starter products, Wonder entered into an agreement with Winning International Development Limited (“Winning”) pursuant to which Wonder agreed to acquire Winning’s 50% equity interest in Jinzhou Hanhua Electrical Systems Co., Ltd. (“Jinzhou Hanhua”) at a cash consideration of $4.10 million (RMB 29.75 million).  Upon the completion of the transaction on January 1, 2008, Jinzhou Hanhua was considered as a subsidiary of the Company as Wonder obtained control over Jinzhou Hanhua by appointing more than half of members in the board of directors in accordance with Jinzhou Hanhua’s amended Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.  Jinzhou Hanhua is engaged in design, manufacture and sales of armatures for various automotive starters and oil pumps.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

The consideration is scheduled to be paid by Wonder in two installments.  The first installment of approximately $3.1 million (RMB 22.55 million) was fully paid on January 28, 2008.  The second installment of approximately $1 million (RMB 7.2 million) will be paid if Jinzhou Hanhua achieves minimum net income of approximately $1.17 million (RMB 8.5 million) for the fiscal year ending December 31, 2008.  If Jinzhou Hanhua fails to achieve the minimum net income threshold, the second installment will be proportionately reduced.  No premium will be payable by Wonder if Jinzhou Hanhua exceeds the minimum net income threshold.  The second installment of $1 million was included in the cost of acquisition and paid as the net income of Jinzhou Hanhua for the fiscal year ending December 31, 2008 achieved the minimum net income threshold.

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to Jinzhou Hanhua’s each major class of assets acquired and liabilities assumed at the date of acquisition :

January 1,
2008

Current assets	$2,409,268
Property, plant and equipment, net	2,010,948
Land use right	1,020,098
Goodwill	1,630,163
Current liabilities	(2,972,681)

Net assets acquired	$4,097,796

Satisfied by:-

Cash payment	$4,097,796

Net cash paid to acquire Jinzhou Hanhua	$4,040,472

As of December 31, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $1.63 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $2.47 million at the time of acquisition on January 1, 2008.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

(b)
On February 19, 2008, to secure the supply of raw materials and components for its automotive starter products, Wonder entered into an agreement with Koma Co., Ltd. (“Koma”), a corporation duly formed under the law of Republic of Korea and an independent third party, pursuant to which Wonder agreed to acquire Koma’s 65% equity interest in Jinzhou Karham Electrical Equipment Co., Ltd. (“Jinzhou Karham”) at a cash consideration of $0.82 million. Upon the completion of the transaction on Febraury 19, 2008, Jinzhou Karham became a subsidiary of the Company.  Jinzhou Karham is engaged in design, manufacture and sales of carbon brush assembly of various automotive starters.   The negative goodwill of $0.19 million, representing the excess of the fair value of identifiable net assets of Jinzhou Karham amounting to $1.01 million over its purchase price amounting to $0.82 million, was allocated on a pro rata basis to long-lived assets at the date of acquisition.

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to (after the allocation of negative goodwill) Jinzhou Karham’s each major class of assets acquired and liabilities assumed at the date of acquisition:

February 19,
2008

Current assets	$696,365
Property, plant and equipment, net	322,861
Land use right	250,301
Current liabilities	(449,527)

Net assets acquired	$820,000

Satisfied by:-

Cash payment	$820,000

Net cash paid to acquire Jinzhou Karham	$703,712

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Jinzhou Karham for year ended December 31, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2007:

	(Pro Forma)
	Year ended December 31,
	2008	2007

Revenue	$141,189,559	$102,083,722
Net income/(loss)	$18,731,067	$(3,750,447)
Earnings/(loss) per share: basic and diluted	$0.70	$(0.16)

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations had the Company owned and operated this business as of the beginning of the period presented.

(c)
On April 9, 2008, Wonder entered into an agreement (the “Stock Purchase Agreement”) with Ms. Lin Tan (“Lin Tan”), an independent third party, pursuant to which Wonder agreed to acquire 22.49% equity interest in Money Victory Limited (“Money Victory”) at a cash consideration of $5 million.  Upon the completion of the transaction on April 9, 2008, Victory became a non-consolidated affiliate of the Company.  Money Victory is a holding company organized under the law of British Virgin Islands (“BVI”) with no active business operations.  Money Victory is the beneficial owner of 15,438,612 shares of common stock (the “Common Stock”) of Golden Elephant Glass Technology, Inc. (“Golden Elephant”) formerly known as Nevstar Corporation, which represents 61.75% of Golden Elephant’s issued and outstanding shares of the Common Stock at March 31, 2008.  Golden Elephant is a Nevada holding company for several direct and indirect subsidiaries in the British Virgin Islands and the People’s Republic of China (the “PRC”).  Golden Elephant’s principal business operations are conducted through Fuxin Hengrui Technology Co., Ltd., a China-based company which is primarily engaged in manufacturing and sales of glass and glass products.

Under the Stock Purchase Agreement, shares of Golden Elephant’s Common Stock continue to be owned and held by Money Victory and cannot be transferred by Money Victory to Wonder until such time that such transfer complies in all respects with the U.S. Securities Laws.  Additionally, Wonder, upon 30 days written notice, may require Lin Tan to repurchase shares of Money Victory owned by Wonder for cash at a price that equates to an annualized return to Wonder of no less than 20% of the amount originally invested in Money Victory.  Wonder’s investment in Money Victory is also subject to a so-called “make good” provision, of which Lin Tan will be required to transfer 347,222 shares and 347,222 shares of common stock of Golden Elephant to Wonder at zero consideration in the event that Golden Elephant fails to attain net income of $10 million in 2008 and $14 million in 2009 respectively. This investment was sold to a third party with all rights and obligations assigned. More details are set out in Note 3.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

(d)
On May 15, 2008, to secure the supply of raw materials and components for its automotive alternator products, Wonder and Jinzhou Wanyou entered into two separate agreements with Advance Sun Group Limited (“Advance”), a limited company organized in the British Virgin Islands, and a third party Chu Hai Tao , pursuant to which Wonder and Jizhou Wanyou agreed to acquire Advance’s 32% and Chu Hai Tao’s 68% equity interest in Fuxin Huirui Mechanical Co. Ltd. (“Fuxin Huirui“) at par value of registered capital at cash considerations of $45,117 and $95,873 respectively.  Upon the completion of the transaction on May 15, 2008, Fuxin Huirui became a subsidiary of the Company.  Fuxin Huirui was a development stage company before acquisition.  After the acquisition, Fuxin Huirui is engaged in manufacturing of auto parts, mechanical parts and electrical parts.

Fuxin Huirui was incorporated on September 24, 2007 commenced its business in the second quarter of 2008. The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k) as of the date of acquisition and concluded that there were no significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as the operating history of Fuxin Huirui is limited.

(e)
On October 1, 2008, Jinzhou Halla entered into an equity transfer agreement with Hony Capital II, L.P., a Cayman Islands corporation (“Hony Capital”), pursuant to which Jinzhou Halla agreed to purchase Hony Capital’s 65% equity interest in Yearcity Limited (“Yearcity”), a British Virgin Islands corporation, representing all the equity interest in Year City held by Hony Capital at a cash consideration of $11.70 million. The Company also incurred acquisition-related fees and expenses of approximately $0.17 million.  Upon the completion of the transaction, Yearcity became a subsidiary of the Company. Year City owns 100% equity interest in Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”).  Jinan Worldwide is a company established in PRC and engaged in the manufacturing of engine valves and tappets.  The negative goodwill of $2.05 million, representing the excess of the fair value of identifiable net assets of Yearcity amounting to $13.92 million over its purchase price amounting to $11.87 million, was allocated on a pro rata basis to long-lived assets at the date of acquisition.  The Company is the second largest market player of alternators and starters with its customers mainly engaged in gasoline engine and vehicle market in the PRC.  Jinan Worldwide is the largest market player of engine valves and tappets in PRC with its customers mainly diesel engine and vehicle business.  The acquisition can provide the Company an opportunity to expand its market from gasoline engine parts market to diesel engine parts market in the PRC.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

The allocation of purchase price is based on the management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques. The following table summarizes the allocation of the purchase price, including professional fees and other related acquisition costs, reflecting the amounts assigned to Yearcity’s each major class of assets acquired and liabilities assumed at the date of acquisition :

October 1,
2008

Current assets	$34,666,988
Property, plant and equipment, net	20,155,011
Deposit for acquisition of property, plant and equipment	158,051
Land use rights	4,780,667
Current liabilities	(47,888,661)

Net assets acquired	$11,872,056

The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k) as of the date of acquisition and concluded that, except for the customer contracts of $73,000, there were no any other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted. As the amount is immaterial and no recognition of the identified customer contracts in connection with this acquisition.

Satisfied by:-

Cash payment	$8,790,000
Outstanding amount included in other payable and accrued expenses	3,082,056

$11,872,056

Net cash paid to acquire Yearcity	$6,691,434

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Yearcity for year ended December 31, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2007:

	(Pro Forma)
	Year ended December 31,
	2008	2007

Revenue	$174,612,974	$136,168,274
Net income (loss)	$23,158,839	$(3,171,359)
Earnings (loss) per share: basic and diluted	$0.86	$(0.13)

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions (Cont’d)

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations had the Company owned and operated this business as of the beginning of the period presented.

3.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Investments in non-consolidated affiliates

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company assess the potential impairment of our equity method investments.  The Company determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, the Company record an appropriate write-down.

The Company accounted for the 20.41% investment in Jinzhou Wanyou (an investment in which the Company exercised significant influence but did not control until April 2, 2007) using the equity method, under which the share of Jinzhou Wanyou’s net income was recognized in the period in which it is earned by Jinzhou Wanyou.

The Company accounted for the 22.49% investment in Money Victory using the equity method, under which the share of Money Victory’ net income was recognized in the period in which it is earned by Money Victory.  On November 19, 2008, Wonder entered into an assignment agreement (the “Assignment Agreement”) with Golden Stone Capital Limited (“Golden Stone”), a British Virgin Islands corporation, Money Victory and Lin Tan.  Pursuant to the Assignment Agreement, Golden Stone has assumed all of the Wonder’s rights, obligations and duties under the Stock Purchase Agreement with a cash purchase price of $5.95 million. The consideration will be settled within 110 days from the date of Assignment Agreement.  A loss of $122,788 resulted from the disposal after the Company recorded equity in net income of $1,072,788 during the year ended December 31, 2008.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Minority interests

Minority interests resulted from the consolidation of 50% owned subsidiary, Jinzhou Dongwoo, as a result of the Company’s determination that it had acquired control over Jinzhou Dongwoo’s operations since November 2006.

Minority interests resulted from the consolidation of 50% owned subsidiary, Jinzhou Hanhua, as a result of the Company’s determination that it had acquired control over Jinzhou Hanhua’s operations since January 1, 2008.

In addition, minority interest resulted from the consolidation of 65% owned subsidiaries, Jinzhou Karham and Yearcity, which was acquired on February 19, 2008 and October 1, 2008 respectively.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty, goodwill and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-
	Year ended December 31,
	2008	2007	2006

Beijing Hyundai Motor Company	$16,596,648	$13,971,225	$13,686,791
Harbin Dongan Automotive Engine Manufacturing Company Limited	14,754,205	16,657,632	5,770,801
Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Company Limited (“Shenyang Aerospace”)	6,492,406	15,691,636	12,837,338

	$37,843,259	$46,320,493	$32,294,930

Details of customers for 10% or more of the Company’s trade receivables are :-

	As of December 31,
	2008	2007

Beijing Hyundai Motor Company	$3,810,461	$4,669,626
Harbin Dongan Automotive Engine Manufacturing Company Limited	545,454	5,480,691
Shenyang Aerospace	1,107,190	4,395,696

	$5,463,105	$14,546,013

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Inventories (Cont’d)

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

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rates are as follows :-
	Annual rate	Residual value

Buildings	2 - 4.5%	Nil to 10%
Plant and machinery	7 - 10%	Nil to 10%
Motor vehicles	8 - 18%	Nil to 10%
Furniture, fixtures and equipment	15%	Nil to 10%
Tools and equipment	7 - 18%	Nil to 10%
Leasehold improvements	20%	Nil

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Know-how

Know-how with infinite useful life is determined to have an indefinite useful life pursuant to the purchase contracts as detailed in note 13(b).  It is not subject to amortization until its useful life is determined to be no longer indefinite.

Know-how with infinite useful life is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Know-how with finite useful life pursuant to the purchase contracts as detailed in note 13(c) is stated at cost less accumulated amortization.  Amortization is provided on a straight-line basis over their useful lives of 10 years.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Customer Contracts

Customer contracts are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their estimated useful lives of 1 year from the date of acquisition.

Deferred revenue - government grants

Receipts of government grants to encourage research and development activities, which are non-refundable, are credited to deferred income upon receipt.  Government grants are used for purchases of property, plant and equipment, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Grants applicable to purchase of property, plant and equipment are amortized over the life of the depreciable assets.  For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.  Government grants received as compensation for expenses already incurred in the prior period or for good performance of the Company are recognized as income in the period they become recognizable.

During the year ended December 31, 2008, the Company received government grants of $114,851 for good performance of the Company which is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Such grant is recognized as income for the year.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Deferred revenue - government grants (Cont’d)

The Company received certain government grants for the purchase of property, plant and equipment since 2004.  Such subsidy was recorded as deferred revenue and was amortized as income over the useful lives of the relevant property, plant and equipment.  The Company received such government grants of $691,039 during the year ended December 31, 2008. Amortization for the year ended December 31, 2008 was $78,031.

In addition, the Company received certain government grants from the relevant government authorities as an encouragement to the capitalization of the retained profits by the Company’s subsidiaries.  Such government grant is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Government grant is recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received. For the year ended December 31, 2007, the Company received government grant of $1,496,547.

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

The “new products development expenses” include salaries of personnel engaged and other costs incurred for research and development of potential new products.  They are expensed to the Statement of Income and Comprehensive Income.

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

“Other research and development expenses” represent payments for routine and ongoing efforts to refine existing products.  These expenses are charged to the Statement of Income and Comprehensive Income.

Advertising expenses amounting to $100,474, $8,926 and $16,137 for three years ended December 31, 2008, 2007 and 2006 respectively are included in selling expenses.

Transportation expenses amounting to $1,119,546, $630,254 and $464,838 for three years ended December 31, 2008, 2007 and 2006 respectively are included in selling expenses.

Research and development expenditure for each of three years in the period ended December 31, 2008 are as follow :-

		Year ended December 31,
Nature	Included in	2008	2007	2006

New products development expenses	Operating expenses	$1,249,894	$534,503	$500,347

Investments in research and development equipment	Property, plant and equipment	2,186,758	2,388,867	611,615

Other research and development expenses	Operating expenses	397,994	601,494	447,355

		$3,834,646	$3,524,864	$1,559,317

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Warranty

It is the policy of the Company to provide after sales support to the product of alternators and starters by way of a warranty programme.  The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty in relation to the sales of alternators and starters such that the closing balance of this provision is equal to 1.5% of relevant sales during the reporting years.

In addition, it is the policy of the Company to provide after sales support to the product of engine valves and tappets by way of a warranty programme.  The Company provided warranties to certain customers with warranty periods ranging from 1 to 1.5 years or 3,000 hours, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty in relation to the sales of engine valves and tappets such that the closing balance of this provision is equal to 1.7% of relevant sales for the year ended December 31, 2008.

Early retirement benefits cost

The Company adopted an early retirement scheme to provide eligible staff with certain salaries and insurance benefits for their early retirement before statutory retirement age, 55 for women and 65 for men.  The obligation of early retirement benefits cost is recorded at the present value of the cost expected to settle the obligation and is recognized when the application for early retirement has been approved by the Company.  Since December 31, 2007, no further early retirement application is processed and approved by the Company thereafter.

As of December 31, 2008, the discount rate of 6.3%, which was the average borrowing rate of Renminbi loan in the PRC, was adopted to calculate the present value of early retirement benefits cost.

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

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008, 2007 and 2006 were RMB1 for $0.1467, $0.1371 and $0.1279 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Financial Accounting Standards No. 159 fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate to their fair value due to short maturities:

	As of December 31, 2008		As of December 31, 2007
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$60,110,281	$61,196,042	$27,904,686	$28,717,186

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

4.	Other income

	Year ended December 31,
	2008	2007	2006

Other payables waived	$773,158	$-	$-
Sales of scrap materials	198,432	30,772	3,268
Services income	240,053	-	70,662
Claims to suppliers	-	179,696	226,623
Gain on disposal of property, plant and equipment	129,374	-	-
Others	18,866	76,854	56,037

	$1,359,883	$287,322	$356,590

5.	Net finance costs
	Year ended December 31,
	2008	2007	2006

Interest income	$(314,290)	$(111,784)	$(96,810)
Interest expenses	2,809,856	1,627,063	807,693
Less: Interest capitalized	-	(131,287)	-
Bills discounting charges	449,530	203,708	55,007
Bank charges	245,474	120,360	88,436
Net exchange (gain)/loss	(975,305)	700,961	82,415
Finance charges from early retirement benefits cost	30,834	-	-

	$2,246,099	$2,409,021	$936,741

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Wonder and Yearcity were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008.  The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and the Company expects it will be subject to a tax rate of 12.5% for 2008.  Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from EIT for 2007 and 2008 and thereafter entitled to a 50% reduction on EIT tax rate 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and we expect it will be subject to a tax rate of 12.5% for 2008 and 2009.  Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Wolrdwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor and Jinzhou Wonder is subject to a rate of 25%.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes are :-

	Year ended December 31,
	2008	2007	2006

Current taxes - PRC	$2,287,088	$1,653,001	$1,286,760
Deferred taxes - PRC	(112,140)	(263,993)	(16,369)

	$2,174,948	$1,389,008	$1,270,391

The effective income tax expenses differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2008 and 27% for the year ended December 2007 and 2006 in the PRC as follows :-

	Year ended December 31,
	2008	2007	2006
Provision for income taxes at PRC statutory income tax rate	$5,886,017	$(330,681)	$522,066
Non-deductible items for tax	378,773	5,058,702	2,094,875
Income not subject to tax	(166,134)	(183,342)	(108,558)
Increase in deferred tax assets resulting resulting from a reduction of PRC enterprise income tax rate	-	(194,321)	-
Over provision in respect of previous year	(103,190)	-	-
Tax holiday	(3,820,518)	(2,961,350)	(1,254,192)
Others	-	-	16,200

	$2,174,948	$1,389,008	$1,270,391

During the three years ended December 31, 2008, 2007 and 2006, the aggregate amounts of benefit from tax holiday were $3,820,518, $2,961,350 and $1,254,192 and the respective effective on earnings per share effect was $0.14, $0.12 and $0.06 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

Deferred tax assets (liabilities) as of December 31, 2008 and 2007 are composed of the following :-
	As of December 31,
	2008	2007
PRC
Current deferred tax assets:
Allowance for doubtful debts	$72,950	$5,004
Provision for obsolete inventories	492,939	21,107
Provision for warranty	385,539	151,829
Accrued liabilities	-	12,956
Unrealized profit	112,196	49,296
Others	12,142	67,146

	$1,075,766	$307,338

United States
Non current deferred tax assets:
Tax losses	$48,000	$48,000
Valuation allowances	(48,000)	(48,000)

	-	-
PRC
Non current deferred tax assets (liabilities):
Depreciation of property, plant and equipment	1,107,137	786,604
Amortization of land use rights	11,477	-
Amortization of know-how	(400,291)	(346,844)
Early retirement benefits cost	152,177	-

	870,500	439,760

	$870,500	$439,760

As of December 31, 2008, the Company had net operating loss carried forward amounting to $140,612 in the United States which, if unutilized, will expire through to 2022.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Minority Interests

Minority interests on the consolidated statement of income and comprehensive income of $2,460,352 for the year ended December 31, 2008 represents the minority shareholders’ proportionate share of the net income of Jinzhou Dongwoo, Jinzhou Hanhua, Jinzhou Karkam and Yearcity.

8.	Earnings/(loss) per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.  Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the recapitalization of stockholders’ equity as if the reserve takeover transaction (“RTO”) occurred as of the beginning of the first period presented and has been adjusted for Forward Stock Split effected in July 2006.

9.	Restricted cash, bills and trade payables

	As of December 31,
	2008	2007

Bank deposit held as collateral for import duty	$586,800	$548,400
Bank deposits held as collateral for bills payable	20,240,795	8,064,862
Bank deposit held as collateral for bank loans	3,354,050	-

	$24,181,645	$8,613,262

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 30% to 100% of the bills amount at the time of issuance.  These deposits will be used to settle the bills at maturity.

The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity.  These bills are interest-free with maturity of three to six months from date of issuance.  As security for the banks’ undertakings, the Company is required to deposit with such banks equal to 50% to 100% of the bills amount at the time of issuance and pay bank charges.

The Company is entitled to exemption from import duty for importing fixed assets from overseas.  As of December 31, 2008 and 2007, certain imported fixed assets were pledged to DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH (“DEG”), a Germany Bank, for a loan granted to Jinzhou Halla.  Regarding the exemption from import duty, the Company is required by the tax authority to deposit an equal amount of import duty exempted in bank until the bank loan is fully settled.

Trade payables represent trade creditors on open account.  They are interest-free and unsecured.  The normal credit term given by these suppliers to the Company ranges from one to three months.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.	Trade receivables, net

	As of December 31,
	2008	2007

Trade receivables	$46,621,756	38,161,482
Less : allowance for doubtful accounts	(50,137)	(37,071)

	$46,571,619	$38,124,411

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006

Balance at beginning of year	$37,071	$32,150	$38,745
Addition/(reversal) of bad debt expense, net	8,577	2,159	(7,701)
Translation adjustments	4,489	2,762	1,106

Balance at end of year	$50,137	$37,071	$32,150

11.	Other receivables, prepayments and deposits

	As of December 31,
	2008	2007

Value added tax and other tax recoverable	$1,680,726	$576,643
Trade deposits paid to suppliers	3,980,521	-
Advances to staff	415,191	314,964
Other prepayments	1,244,628	343,362
Other receivables	456,295	400,478
Consideration receivable from Golden Stone in respect of disposal of 22.41% investment in Money Victory - Note 3	5,950,000	-
Amount due from a third party - Note 11a	2,680,943	-

	$16,408,304	$1,635,447

Notes :-

(a)
The amount due from a third party represents an advance to Jinan Tian Chuang Auto Device Ltd which was the subsidiary of Jinan Worldwide until July 1, 2006. The amount is interest free, unsecured and repayable within 6 months.

(b)	The amount is interest-free, unsecured and repayable on demand.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Inventories
	As of December 31,
	2008	2007

Raw materials	$9,783,335	$4,101,852
Work-in-progress	3,708,490	665,959
Finished goods	30,807,295	8,085,326

	44,299,120	12,853,137
Provision for obsolete inventories	(282,928)	(218,351)

	$44,016,192	$12,634,786

Provision/(Recovery of) for obsolete inventories of $46,917, $39,115 and $(52,470) were charged (credited) to operations during the years ended December 31, 2008, 2007 and 2006 respectively.

13.	Intangible assets
	As of December 31,
	2008	2007

Costs:
Goodwill - Note (a)	$18,904,782	$15,274,619
Customer contracts	49,053	49,053
Know-how with infinite useful life - Note (b)	1,683,645	1,573,467
Know-how with finite useful life - Note (c)	1,467,000	-
Trademarks and patents	26,144	16,866

	22,130,624	16,914,005
Accumulated amortization	(68,064)	(40,954)

Net	$22,062,560	$16,873,051

Note:-

(a)       Goodwill

		As of December 31,
		2008	2007
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo	(i)	$3,115,227	$3,115,227
Jinzhou Wanyou	(ii)	14,159,392	12,159,392
Jinzhou Hanhua	(iii)	1,630,163	-

		$18,904,782	$15,274,619

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets (Cont’d)

(a)	Goodwill (Cont’d)

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

(ii)
The amount represents a goodwill identified upon the acquisition of 79.59% equity interest in Jinzhou Wanyou amounting to $14.16 million which represents the excess of the initial purchase price of $16.42 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Wanyou of $2.26 million at the time of acquisition on April 2, 2007.

On April 2, 2007, Wonder and Jinzhou Halla acquired a 79.59% equity interest in Wanyou in two separately negotiated equity purchase transactions between Wonder and Jinzhou Halla and two former equity owners of Jinzhou Wanyou. In the first transaction, Wonder acquired a 40.81% equity interest in Jinzhou Wanyou from Hong Kong Friend Branches Limited, a Hong Kong corporation, for a total cash consideration of up to $8.42 million pursuant to a Share Purchase Agreement (“Wanyou Share Purchase Agreement I”) dated April 2, 2007.  The whole amount was included in the purchase consideration at the date of acquisition.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets (Cont’d)

(a)	Goodwill (Cont’d)

In the second transaction, Jinzhou Halla acquired a 38.78% equity ownership in Jinzhou Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to another Share Purchase Agreement (“Wanyou Share Purchase Agreement II”) dated April 2, 2007. Under the Wanyou Share Purchase Agreement II, the total consideration will be paid in three installments. The first installment of $3.0 million is due within three months after the execution of the Wanyou Share Purchase Agreement II. The second installment of $3.0 million cash installment will be paid if Jinzhou Wanyou achieves minimum net income of $2.95 million (equivalent of RMB 23 million) for the period from April 2, 2007 to April 1, 2008. The third installment of $2 million cash payment will be paid if Jinzhou Wanyou attains minimum net income of $3.72 million (equivalent of RMB 29 million) for the period from April 2, 2008 to April 1, 2009. The first and second installments was included the purchase consideration at the date of acquisition. As of December 31, 2008, the management believes Jinzhou Wanyou will be able to attain the minimum net income of $3.72 million (equivalent of RMB 29 million), and a corresponding upward adjustment to goodwill of $2 million was made as an adjustment to the purchase consideration. A part of the third installment, amounting to $293,400, was paid during the year ended December 31, 2008.

Jinzhou Wanyou was incorporated on September 21, 2006 and commenced its business in the first quarter of 2007. The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with SFAS No. 141R para. 3k) as of the date of acquisition and concluded that, except for the customer contracts, there were no any other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as the operating history of Jinzhou Wanyou is limited. The fair value of customer contracts acquired was determined by using estimated discounted net cash inflows from unfulfilled orders in accordance with the signed contracts with Jinzhou Wanyou’s customers.

(iii)
The amount represents a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $1.63 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $2.47 million at the time of acquisition on January 1, 2008.

On April 8, 2008, after considering the sufficiency of Jinzhou Hanhua’s working capital, the board of the directors of Jinzhou Hanhua declared a cash dividend amounting to $1.29 million in respect of the fiscal year ended December 31, 2007.  Pursuant to the Share Purchase Agreement, Winning was entitled to the cash dividend declared for the fiscal year ended December 31, 2007 amounting to $644,030.  Since $644,030 represents the distribution of pre-acquisition profits of Jinzhou Hanhua to the former stockholder, Winning, a corresponding upward adjustment to goodwill was made as an adjustment to the fair value of net assets acquired in the third quarter of 2008.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets (Cont’d)

(b)
In March 1996, the Company entered into two contracts with the Korean Company (Note 3) to purchase two technical know-how in relation to product design, manufacturing and quality control of alternators and starters at a cash consideration of $1.36 million.  This consideration was mutually agreed between Jinzhou Halla and the Korean Company.  Under the terms of the contracts, the Company is able to use such know-how for unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

(c)
In December, 2008, the Company entered into three contracts with Shenyang Aerospace to purchase three technical know-how in relation to product design, manufacturing and quality control of alternators and starters at a cash consideration of $1.47 million. This consideration was mutually agreed between the Company and Shenyang Aerospace.  Under the terms of the contracts, the Company is able to use such know-how for 10 years.

During the three years ended December 31, 2008, 2007 and 2006 amortization charge was $26,746, $38,318 and $769 respectively.

The estimated aggregate amortization expenses for know-how with finite useful life, trademarks and patents for the five succeeding years is as follows :-

Year

2009	$149,019
2010	149,019
2011	149,019
2012	149,019
2013	149,019

$745,095

14.	Property, plant and equipment, net
	As of December 31,
	2008	2007
Costs:
Buildings	$31,276,571	$6,917,618
Plant and machinery	40,140,804	20,105,152
Furniture, fixtures and equipment	1,207,159	624,844
Tools and equipment	4,879,920	1,617,317
Leasehold improvements	602,785	299,868
Motor vehicles	1,972,149	891,374

	80,079,388	30,456,173
Accumulated depreciation	(14,835,046)	(10,462,764)
Construction in progress - Note 3	3,887,237	2,523,491

Net	$69,131,579	$22,516,900

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Property, plant and equipment, net (Cont’d)

An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 19a) is as follows :-
	As of December 31,
	2008	2007
Costs:
Buildings	$4,513,328	$4,217,977
Plant and machinery	14,357,430	12,345,810

	18,870,758	16,563,787
Accumulated depreciation	(9,910,994)	(8,350,795)

Net	$8,959,764	$8,212,992

(i)        During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2008	2007	2006
Cost of sales and overheads of inventories	$3,095,204	$1,491,634	$1,255,390
Other	639,330	522,411	146,151

	$3,734,534	$2,014,045	$1,401,541

During the years ended December 31, 2008 and 2007, property, plant and equipment with carrying amounts of $112,670 and $46,058 were disposed of at considerations of $242,044 and $25,803 resulting in (gain)/loss of $(129,374) and $20,255 respectively.

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

15.	Land use rights
	As of December 31,
	2008	2007

Land use rights	$10,895,593	$1,571,021
Accumulated amortization	(504,066)	(335,992)

	$10,391,527	$1,235,029

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.  The land use right of carrying amount of $1,822,846 was pledged to a bank for the bank loans granted to the Company (Note 19b).

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.	Land use rights (Cont’d)

During the three years ended December 31, 2008, 2007 and 2006, amortization amounted to $142,895, $52,394 and $28,883 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2009	$253,233
2010	253,233
2011	253,233
2012	253,233
2013	253,233

$1,266,165

16.           Other payables and accrued expenses
	As of December 31,
	2008	2007

Accrued audit fee	$209,339	$95,970
Interest payable	179,010	184,763
Installment payment for acquisition of subsidiaries	4,740,356	-
Other accrued expenses	1,183,740	159,552
Other tax payable	216,237	437,785
Payable for acquisition of property, plant and equipment	1,507,234	827,172
Sales receipt in advance from customers	1,258,141	-
Staff welfare payable - Note (a)	218,608	146,524
VAT and penalty payable - Note (b)	2,586,135	-
Compensation funds - Note (c)	1,572,891	-
Accrued staff welfare and social insurance- Note (d)	4,798,861	-
Amount due to a third party - Note (e)	190,710	-
Other payables	1,803,752	561,374

	$20,465,014	$2,413,140

Note :-

a)
Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances.  All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries.  The obligations of the Company are limited to those premiums contributed by the Company.

b)	VAT and penalty payable was imposed by the relevant PRC tax authority during 2000 for incorrect VAT returns filed by the Jinan Worldwide during the period from 1997 to 1999.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other payables and accrued expenses (Cont’d)

c)
Compensation funds represent unutilized funds received from State-Owned Assets Supervision and Administration Commission of the State Council which are restricted for the compensation of affected employees after the transformation from a stated-owned enterprise to domestic company completed on May 30, 2005.  An amount of $137,143 was utilized for the year ended December 31, 2008.

d)
Staff welfare and social insurance payable mainly represents accrued social insurance payable to the PRC municipal and provincial governments which covers pensions, unemployment and medical insurances and staff housing fund.

e)	The amount due to a third party represents an advance from Jinzhou Hivron Auto Electronics Co., Ltd. The amount was interest free, unsecured and fully repaid in January, 2009.

f)	The amount is interest-free, unsecured and repayable on demand.

17.	Provision for warranty
	2008	2007

Balance, January 1	$1,124,655	$1,049,344
Acquisition of Yearcity	900,608	-
Claims paid for the year	(1,102,398)	(1,362,636)
Provision for the year	1,365,206	1,368,760
Translation adjustments	89,549	69,187

Balance, December 31	$2,377,620	$1,124,655

18.	Amount due from a related company

The related company is controlled by certain of the Company’s stockholders which include Qingjie Zhao.  These amount is interest-free, unsecured and repayable on demand.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Secured borrowings
	As of December 31,
	2008	2007
Short-term borrowings
Short-term loans (Note a)	$42,481,386	$10,282,500
Long-term loans - current portion (Note b)	1,574,417	-

	44,055,803	10,282,500

Long-term borrowings
- due 2010, (Note c)	5,868,000	5,484,000
- due 2013, (Note b)	11,760,895	12,138,186

	17,628,895	17,622,186
Less: current maturities	(1,574,417)	-

	16,054,478	17,622,186

	$60,110,281	$27,904,686

Notes:-

a)	The weighted-average interest rate for short-term loans as of December 31, 2008 and 2007, were 6.75% and 6.8%, respectively.

b)	Interest bearing at a fixed rate of 6.95% per annum.

c)	Interest bearing at a fixed rate of 7.56% per annum.

As of December 31, 2008, the Company’s banking facilities are composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured borrowings	$60,990,481	$60,110,281	$880,200

The above secured borrowings were secured by the following :-

(a)	Property, plant and equipment with carrying value of $8,959,764 respectively (Note 14);

(b)	Land use right with carrying value of $1,822,846 (Note 15);

(c)	Bank deposit amount of $3,354,050 (Note 9);

(d)	Buildings and land use right owned by Hony Capital; and

(e)	Guarantees executed by third parties.

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

A summary of share option plan activity for the year ended December 31, 2008 is presented below:

	Number of	Exercise price
	shares	per share

Outstanding as of January 1, 2008	-	$-
Granted	270,000	9
Exercised	-	-
Forfeited	-	-
Cancelled	(270,000)	-

Outstanding as of December 31, 2008	-	$-

Exercisable as of September 30, 2008	-	$-

The grant-date fair values of options granted for 2008, 2009 and 2010 are $2.32, $2.75 and $3.01 per share respectively. Compensation expense of $208,782 arising from abovementioned share options granted was recognized for the year ended December 31, 2008.

On December 31, 2008, the Compensation Committee of Board of Directors passed a resolution to terminate the stock option agreements with each of the certain key employees and directors of the Company (the “Holders”), thereby rescinding to reward them for their past services and to promote future performance, by entering into a termination and release agreements with each Holder.  The unrecognized compensation costs of $497,513 related to the above non-vested share options were recognized for the year ended December 31, 2008.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Share-based compensation (Cont’d)

The fair values of the above option awards were estimated on the date of grant using the Black-Scholes Option Valuation Model and graded vesting method together with the following assumptions.
	2008	2009	2010

Expected volatility	53.74%	53.74%	53.74%
Expected dividends	Nil	Nil	Nil
Expected life	1.4 years	2.4 years	3.4 years
Risk-free interest rate	2.49%	2.88%	3.17%

21.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2008, the Company had capital commitments amounting to $1,108,915 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of December 31, 2008, the Company had non-cancelable operating leases for its warehouses and shuttle bus.  The leases will expire in 2009 and the expected payment is $524,570.

The rental expense relating to the operating leases was $130,178 and $2,840 for the two years ended December 31, 2008 and 2007 respectively.

22.	Statutory and other reserves

The Company’s statutory and other reserves comprise statutory reserve and enterprise expansion fund of Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinahou Hanhua, Jinzhou Karham, Fuxin Huiri and Jinan Worldwide in the PRC.

	As of December 31,
	2008	2007

Statutory reserve	$7,567,171	$4,802,426
Enterprise expansion fund	61,370	55,234

	$7,628,541	$4,857,660

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

22.	Statutory and other reserves (Cont’d)

Statutory reserve

Under PRC regulations, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Wonder, Wonder Motor, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huiri and Jinan Worldwide may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Enterprise expansion fund

In accordance with the relevant laws and regulations of the PRC and articles of association of Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Wonder, Wonder Motor and Jinzhou Hanhua, the appropriation of income to this fund is made in accordance with the recommendation of the board of directors of the respective company.  Upon approval by the board, it can be used for future expansion or to increase registered capital.

23.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 53% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of profit.  The Company contributed $1,178,078, $681,944 and $490,519 for the year ended December 31, 2008, 2007 and 2006, respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternators, starters and rods and shafts and operating results of the Company and, as such, the Company has determined that the Company has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Alternators, starters, rods and shafts and valves and tappets.

	Alternators			Starters			Rods and shafts			Valves and tappets			Total
	Year ended December 31			Year ended December 31			Year ended December 31			Year ended December 31			Year ended December 31
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Revenue from external customers	$63,255,682	$59,790,042	$45,216,038	$52,137,737	$35,014,035	$26,934,445	$18,106,221	$7,279,645	$-	$7,689,919	$-	$-	$141,189,559	$102,083,722	$72,150,483
Interest income	103,776	57,177	41,954	76,208	31,463	24,154	45,717	16,631	-	3,519	-	-	229,220	105,271	66,108
Interest expenses	1,303,730	1,039,895	507,310	1,007,696	368,790	300,383	68,424	-	-	430,006	-	-	2,809,856	1,408,685	807,693
Amortization	57,262	42,945	19,295	56,679	10,977	10,357	12,263	36,790	-	31,131	-	-	157,335	90,712	29,652
Depreciation	1,740,795	1,619,077	1,174,059	1,004,002	294,740	227,482	272,764	100,228	-	708,314	-	-	3,725,875	2,014,045	1,401,541
Segment profit	12,563,260	11,103,589	4,835,128	6,967,496	4,560,488	4,818,079	4,355,937	1,822,949	-	445,508	-	-	24,332,201	17,487,026	9,653,207
Segment assets	72,097,609	79,027,844	54,860,505	58,300,925	37,624,611	22,308,718	30,146,314	23,278,939	-	92,832,061	-	-	253,376,909	139,931,394	77,169,223
Expenditure for segment assets	$6,313,644	$5,732,146	$1,685,790	$5,519,154	$1,533,523	$1,951,822	$4,386,179	$754,133	$-	$1,052,162	$-	$-	$17,271,139	$8,019,802	$3,637,612

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2008	2007	2006

Total consolidated revenue	$141,189,559	$102,083,722	$72,150,483

Total profit for reportable segments	$24,332,201	$17,487,026	$9,653,207
Unallocated amounts relating to relating to operations:
Interest income	85,070	6,513	30,702
Equity in net income of an non-consolidated affiliate	1,072,788	-	-
Loss on disposal of investment in an unconsolidated affiliate	(122,788)	-	-
Other income	-	16,203	18,418
Exchange loss	(48,132)	(8,061)	-
Finance costs	(199,853)	(4,631)	(973)
Other general expenses	(1,575,219)	(456,295)	(105,590)
Unusual charge - make good provision	-	(18,265,500)	(7,507,500)

Income/(loss) before income taxes and minority interests	$23,544,067	$(1,224,745)	$2,088,264

	As of December 31,
	2008	2007	2006
Assets

Total assets for reportable segments	$253,376,909	$139,931,394	$77,169,223
Cash and cash equivalents	259,630	2,421,363	830,917
Other receivables	69,463	39,948	-
Receivable from disposal of an non-consolidated affiliate	5,950,000	-	-
Deposit for acquisition of property, plant and equipment	448,161	-	-
Intangible assets	1,096	-	-
Land use right	1,030,377	-	-
Property, plant and equipment	1,894,128	4,030	-

	$263,029,764	$142,396,735	$78,000,140

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2008	2007	2006

PRC	$118,250,788	$92,328,725	$68,686,842
South Korea	9,065,522	4,650,040	3,013,127
Brazil	5,903,194	2,633,065	-
Mexico	1,768,600	-	-
United States	3,469,054	1,646,823	450,514
Germany	829,543	-	-
Others	1,902,858	825,069	-

Total	$141,189,559	$102,083,722	$72,150,483

25.	Subsequent events

On January 4, 2009, Jinzhou Halla entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Magic Era Group Limited (“Magic Era”), a British Virgin Islands corporation, under which Jinzhou Halla acquired the remaining equity interest in Yearcity. Yearcity does not have any assets except its 100% equity ownership of Jinan Worldwide. Upon the completion of acquisition, Yearcity became the wholly owned subsidiary of the Company.

According to the equity transfer agreement, the consideration of this acquisition is approximately $7.06 million (RMB48 million), which is subject to certain price adjustments (the “Consideration”) based on Jinan Worldwide’s audited net income (including income tax refund, if any) for the year ending December 31, 2008 (the “2008 Audited Net Income”).  If the 2008 Audited Net Income is less than approximately $2.86 million (RMB19.48 million), the Consideration will be reduced to an amount equal to the product of (i) approximately $7.06 million (RMB48 million) and (ii) the quotient of the 2008 Audited Net Income divided by approximately $2.86 million (RMB19.48 million).  If the 2008 Audited Net Income is more than approximately $3.36 million (RMB22.88 million), then the Consideration will be increased to an amount equal to the product of (i) approximately $7.06 million (RMB48 million) and (ii) the quotient of the 2008 Audited Net Income divided by approximately $3.36 million (RMB22.88 million).  The Consideration will be settled by May 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

Wonder Auto Technology, Inc.

/s/ Qingjie Zhao
Qingjie Zhao Chairman and Chief Executive Officer

/s/ Meirong Yuan
Meirong Yuan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Qingjie Zhao and Meirong Yuan, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Qingjie Zhao	Chairman, Chief Executive Officer and Director	March 30, 2009
Qingjie Zhao	(Principal Executive Officer)

/s/ Meirong Yuan	Chief Financial Officer and Director	March 30, 2009
Meirong Yuan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry Goldman	Director	March 30, 2009
Larry Goldman

/s/ David Murphy	Director	March 30, 2009
David Murphy

/s/ Xingye Zhang	Director	March 30, 2009
Xingye Zhang

Exhibit Index

Exhibit No.	Description

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914]

3.2	Certificate of Amendment to Articles of Incorporation. [Incorporated by reference to Exhibit 3.1 to the Company’s current report on 8-K filed on February 13, 2006]

3.3	Certificate of Amendment to Articles of Incorporation. [Incorporated by reference to appendix A to the Company’s definitive information statement on Schedule 14C filed on July 31, 2006]

3.4	Amended and Restated Bylaws of the Company. [Incorporated by reference to Exhibit 3.2 to the Company’s current report on 8-K filed on July 9, 2007]

10.1
Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. And Seuk Jun Kim. [Incorporated by reference to Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006]

10.2	Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. And Yuguo Zhao. [Incorporated by reference to Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006]

10.3
Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. And Yongdong Liu. [Incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006]

10.4
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of March 23, 2007, by and between Wonder Auto Technology, Inc. and Larry Goldman, CPA. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.5
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of March 23, 2007, by and between Wonder Auto Technology, Inc. and David Murphy. [Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.6
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of March 23, 2007, by and between Wonder Auto Technology, Inc. and Lei Jiang. [Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.7
Form of the Indemnification Agreement, dated as of March 23, 2007, by and between Wonder Auto Technology, Inc. and the Independent Directors. [Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.8
English summary of Credit Facility Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 1, 2007]

10.9
English summary of Short-Term Loan Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on November 1, 2007]

10.10
English summary of Maximum Amount Mortgage Agreement, Dated September 27, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd and Bank of China, Jinzhou Tiebei Branch. [Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on November 1, 2007]

10.11
Share Purchase Agreement, dated as of April 2, 2007, by and between Wonder auto Limited and Hong Kong Friend Branches Limited. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 4, 2007]

10.12
Share Purchase Agreement, dated as of April 2, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Jinzhou Wonder Auto Suspension System Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 4, 2007]

10.13	Form of the Registration Rights Agreement, dated December 10, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 12, 2007]

10.14
Share Purchase Agreement, dated as of February 19, 2008, by and between Wonder Auto Limited and Koma Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 21, 2008]

10.15
English Summary of Stock Purchase Agreement, dated as of April 9, 2008, by and between Wonder Auto Limited and Lin Tan. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 14, 2008]

10.16	Wonder Auto Technology, Inc., 2008 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 5, 2008]

10.17
English translation of the Equity Transfer Agreement, dated as of October 1, 2008, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Hony Capital II, L.P. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 6, 2008]

10.18
English translation of Assignment Agreement, by and among Wonder Auto Limited, Golden Stone Capital Limited, Money Victory Limited and Lin Tan, dated November 19, 2008. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 20, 2008]

10.19
English translation of the Equity Transfer Agreement, dated as of January 4, 2009, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Magic Era Group Limited. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 8, 2009]

14	Code of Ethics. [Incorporated by reference to Exhibit 14 to the Company’s current report on Form 8-K filed on March 29, 2007]

21	Subsidiaries of the Company.*

23	Consent of PKF*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *