Form 10-Q
period 2009-03-31
Wonder Auto Technology, Inc
filed 2009-05-06
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009 and 2008
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Cash Flows	4 - 5

Notes to Condensed Consolidated Financial Statements	6 - 19

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31
	2009	2008

Sales revenue	$39,976,020	$31,116,707
Cost of sales	29,881,662	22,943,936

Gross profit	10,094,358	8,172,771

Operating expenses
Administrative expenses	2,315,992	1,338,373
Research and development expenses	456,232	377,557
Selling expenses	1,212,659	707,857

	3,984,883	2,423,787

Income from operations	6,109,475	5,748,984
Other income	114,516	105,063
Government grants	175,062	-
Net finance costs - Note 5	(83,989)	(953,702)

Income before income taxes and noncontrolling interests	6,315,064	4,900,345
Income taxes - Note 6	(920,005)	(430,817)

Net income	5,395,059	4,469,528
Net income attributable to noncontrolling interests	(223,435)	(483,745)

Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$5,171,624	$3,985,783

Net income	$5,395,059	$4,469,528
Other comprehensive income
Foreign currency translation adjustments	(65,109)	2,587,046

Comprehensive income	5,329,950	7,056,574
Comprehensive income attributable to noncontrolling interests	(208,020)	(881,889)

Comprehensive income attributable to Wonder Auto
Technology, Inc. common stockholders	$5,121,930	$6,174,685

Earnings per share attributable to Wonder Auto Technology, Inc.
common stockholders:
basic and diluted	$0.19	$0.15

Weighted average number of shares outstanding:
basic and diluted	26,959,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$13,631,522	$8,159,156
Restricted cash	13,056,224	24,181,645
Trade receivables, net	52,247,092	46,571,619
Bills receivable	6,174,025	8,388,926
Other receivables, prepayments and deposits	6,369,530	16,408,304
Inventories - Note 7	41,285,100	44,016,192
Amount due from Hony Capital	-	7,637,216
Income tax recoverable	-	289,000
Deferred taxes	676,482	1,075,766

Total current assets	133,439,975	156,727,824
Intangible assets - Note 8	22,020,974	22,062,560
Property, plant and equipment, net - Note 9	67,165,805	69,131,579
Land use rights	10,319,372	10,391,527
Deposit for acquisition of property, plant and equipment	5,688,427	3,845,774
Deferred taxes	1,142,117	870,500

TOTAL ASSETS	$239,776,670	$263,029,764

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$22,091,564	$21,616,932
Bills payable	17,162,475	31,247,100
Other payables and accrued expenses	19,778,886	20,465,014
Provision for warranty - Note 10	2,565,162	2,377,620
Payable to Hony Capital	-	10,187,216
Income tax payable	371,534	-
Secured borrowings - Note 11	53,155,457	44,055,803
Early retirement benefits cost	394,425	419,301

Total current liabilities	115,519,503	130,368,986
Secured borrowings - Note 11	9,512,568	16,054,478
Deferred revenue - government grants	2,741,622	2,806,777
Early retirement benefits cost	713,785	798,115

TOTAL LIABILITIES	128,487,478	150,028,356

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share;
authorized 10,000,000 shares in 2009 and 2008;
none issued and outstanding	-	-
Common stock: par value $0.0001 per share
Authorized 90,000,000 shares in 2009 and 2008;
issued and outstanding 26,959,994 shares in 2009 and 2008	2,696	2,696
Additional paid-in capital	67,711,999	71,349,599
Statutory and other reserves	7,944,120	7,628,541
Accumulated other comprehensive income	9,448,925	8,424,270
Retained earnings	19,826,211	14,654,587

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’
EQUITY	104,933,951	102,059,693

NONCONTROLLING INTERESTS	6,355,241	10,941,715

TOTAL EQUITY	111,289,192	113,001,408

TOTAL LIABILITIES AND EQUITY	$239,776,670	$263,029,764

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2009	2008

Cash flows from operating activities
Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$5,171,624	$3,985,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,373,739	721,576
Amortization of intangible assets and land use rights	98,848	34,476
Deferred taxes	125,167	(85,579)
Provision for doubtful accounts	10,794	28,504
Provision of obsolete inventories	19,498	89,171
Noncontrolling interests	223,435	483,745
Exchange (gain) loss on translating of monetary assets and liabilities	(762,035)	480,381
Loss on disposal of property, plant and equipment	(296)	(1,205)
Deferred revenue amortized	(61,329)	-
Changes in operating assets and liabilities:
Trade receivables	(5,749,760)	162,770
Bills receivable	2,203,465	1,738,842
Other receivables, prepayments and deposits	4,142,968	(116,634)
Inventories	2,650,725	(3,470,261)
Trade payables	504,105	4,514,176
Amount due from a related company	-	547
Early retirement benefit costs	(107,547)	-
Other payables and accrued expenses	(2,050,977)	(1,823,881)
Provision for warranty	190,783	85,207
Income tax payable	652,399	(143,264)

Net cash flows provided by operating activities	$8,635,606	$6,684,354

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31
	2009	2008

Cash flows from investing activities
Payment to acquire intangible assets	$-	$(4,152)
Payments to acquire and for deposit for acquisition of
property, plant and equipment	(1,422,433)	(2,942,933)
Proceeds from sales of property, plant and equipment	5,421	76,570
Net cash paid to acquire Jinzhou Hanhua Electrical
Systems Co., Ltd	-	(3,042,676)
Net cash paid to acquire Jinzhou Karham Electrical
Equipment Co., Ltd	-	(703,712)
Net cash paid to acquire Yearcity	(2,197,500)	-

Net cash flows used in investing activities	(3,614,512)	(6,616,903)

Cash flows from financing activities
Bills payable	(14,042,025)	(5,896,500)
Decrease in restricted cash	11,092,454	2,227,576
Repayment of bank loans	(10,662,270)	(6,095,280)
New bank loans	14,064,001	1,102,008

Net cash flows provided by (used in) financing activities	452,160	(8,662,196)

Effect of foreign currency translation on cash and cash equivalents	(888)	467,371

Net increase (decrease) in cash and cash equivalents	5,472,366	(8,127,374)

Cash and cash equivalents - beginning of period	8,159,156	26,102,993

Cash and cash equivalents - end of period	$13,631,522	$17,975,619

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$923,530	$187,140
Income taxes	$103,140	$599,198

Non-cash investing and financing activities:
Acquisition of Yearcity by offsetting with receivable from
disposal of an unconsolidated affiliate - Note 2	$5,950,000	$-
Settlement of amount due to Hony Capital II, L.P.
(“Hony Capital”) by offsetting with amount due from
Hony Capital	$7,626,804	$-

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information and description of business

Wonder Auto Technology, Inc. (the “Company”) was incorporated in the State of Nevada on June 8, 2000.  The Company’s shares are quoted for trading on the Nasdaq Global Market in the United States.

The Company is principally engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters and alternators and manufacturing of engine valves and tappets for motor vehicles mainly in the People’s Republic of China (the “PRC”). The major target markets of the Company’s products are the PRC, South Korea and Brazil.

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

2.	Acquisition

On January 4, 2009, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”) entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Magic Era Group Limited (“Magic Era”), a British Virgin Islands corporation, pursuant to which Jinzhou Halla agreed to acquire the 35% remaining equity interest in Yearcity Limited (“Yearcity”) at a consideration RMB48 million (equivalent to $7.04 million) (“Yearcity Consideration”), which will be settled by May 31, 2009. Yearcity does not have any assets except its 100% equity ownership of Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”). Upon the completion of acquisition, Yearcity became the wholly owned subsidiary of the Company. Jinan Worldwide is a company established in PRC and engaged in the manufacturing of engine valves and tappets. The Company is the second largest market player of alternators and starters with its customers mainly engaged in gasoline engine and vehicle market in the PRC. Jinan Worldwide is the largest market player of engine valves and tappets in PRC with its customers mainly diesel engine and vehicle business. The acquisition can provide the Company an opportunity to expand its market from gasoline engine parts market to diesel engine parts market in the PRC.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Acquisition (Cont’d)

During 2008, the Company disposed of an unconsolidated affiliate, Money Victory Limited (“Money Victory”), to Golden Stone Capital Limited (“Golden Stone”) at a cash consideration of $5.95 million (“Money Victory Consideration”) which was still outstanding and included in other receivables as of December 31, 2008.  On January 4, 2009, Wonder Auto Limited, Jinzhou Hall, Magic Era and Golden Stone entered into a debt transfer agreement agreed that a partial Yearcity Consideration amounted to $5.95 million was settled by offsetting with Money Victory Consideration. In accordance with SFAS No.160, the acquisition of noncontrolling interest in Yearcity was accounted for as equity transaction. The carrying amount of the noncontrolling interest in Yearcity was adjusted to reflect the change in the Company’s equity interest in Yearcity. The difference between the fair value of the consideration paid or payable and the amount by which the noncontrolling interest of Yearcity adjusted was recognized in equity attributable to the Company.

The below schedule illustrates the effects of changes in the Company’s equity interest in Yearcity on the Company’s equity:

	Three months ended
	March 31
	(Unaudited)
	2009	2008

Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$5,171,624	$3,985,783

Transfers to noncontrolling interest
Decrease in the Company’s additional paid-in capital
for purchase of 35% equity interest of Yearcity
(Note a)	(3,637,600)	-

Change from net income attributable to Wonder Auto Technology, Inc. common stockholders and transfers to noncontrolling interest	$1,534,024	$3,985,783

Note:-

a)	Cash consideration payable	$1,092,165
	Consideration settled by offsetting with receivable from Golden Stone
	arising from disposal of an unconsolidated affiliate	5,950,000

	Total consideration for the acquisition of 35% equity interest in Yearcity	7,042,165
	35% noncontrolling interest in Yearcity	(4,794,493)
	35% noncontrolling interest in accumulated other comprehensive
	income	1,074,349
	35% noncontrolling interest in statutory and other reserves	315,579

		$3,637,600

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented within stockholders’ equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

4.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of March 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31
	(Unaudited)
	2009	2008

Beijing Hyundai Motor Company	$6,825,112	$4,725,030
Harbin Dongan Automotive Engine Manufacturing
Company Limited	4,895,844	3,825,700

	$11,720,956	$8,550,730

Fair value of financial instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS”) on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate to their fair value due to short maturities:

	As of March 31, 2009		As of December 31, 2008
	(Unaudited)		(Audited)
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$62,668,025	$63,087,814	$60,110,281	$61,196,042

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The adoption of this statement has no material effect on the Company's financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.	Net finance costs

	Three months ended
	March 31
	(Unaudited)
	2009	2008

Interest income	$(318,548)	$(112,470)
Interest expenses	999,024	476,784
Bills discounting charges	178,789	50,883
Bank charges	74,115	16,313
Net exchange (gain) loss	(869,606)	522,192
Finance charges from early retirement benefits cost	20,215	-

	$83,989	$953,702

6.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Wonder and Yearcity were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008, the reduction has been further extended for 2009 and 2010. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and the Company expects it will be subject to a tax rate of 12.5% for 2008 and 25% for 2009.  Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate to 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and we expect it will be subject to a tax rate of 12.5% for 2008 and 2009.  Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Wolrdwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor and Jinzhou Wonder is subject to a rate of 25%.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

7.	Inventories

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$7,875,773	$9,783,335
Work-in-progress	3,652,817	3,708,490
Finished goods	30,069,502	30,807,295

	41,598,092	44,299,120
Provision for obsolete inventories	(312,992)	(282,928)

	$41,285,100	$44,016,192

8.	Intangible assets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs:
Goodwill	$18,904,782	$18,904,782
Customer contracts	49,053	49,053
Know-how with infinite useful life	1,681,350	1,683,645
Know-how with finite useful life	1,465,000	1,467,000
Trademarks and patents	26,109	26,144

	22,126,294	22,130,624
Accumulated amortization	(105,320)	(68,064	) )

Net	$22,020,974	$22,062,560

9.	Property, plant and equipment

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Buildings	$31,266,967	$31,276,571
Plant and machinery	40,612,031	40,140,804
Furniture, fixtures and equipment	1,206,059	1,207,159
Tools and equipment	4,950,240	4,879,920
Leasehold improvements	605,970	602,785
Motor vehicles	1,962,288	1,972,149

	80,603,555	80,079,388
Accumulated depreciation	(16,141,113)	(14,835,046	) )
Construction in progress	2,703,363	3,887,237

Net	$67,165,805	$69,131,579

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of March 31, 2009, certain property, plant and equipment with aggregate net book value of $8,870,222 was pledged to bank to secure general banking facilities (note 11(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

10.	Provision for warranty

(Unaudited)

Balance as of January 1, 2009	$2,377,620
Claims paid for the period	(187,263)
Additional provision for the period	378,307
Translation adjustments	(3,502)

Balance as of March 31, 2009	$2,565,162

11.	Secured borrowings

	March 31,		December 31,
	2009		2008
	(Unaudited)		(Audited)

Short-term borrowings
Short-term loans, interest rate ranging from 3.98% to 7.56% per annum	$51,685,200		$42,481,386
Long-term loans - current portion, interest rate charging at 6.95% per annum
	1,470,257		1,574,417

	53,155,457		44,055,803

Long-term borrowings
- due 2010, interest rate ranging from 7.56% per annum	-		5,868,000
- due 2013, interest rate charging at 6.95% per annum	10,982,825		11,760,895

	10,982,825		17,628,895
Less: current maturities	(1,470,257	) )	(1,574,417	) )

	9,512,568		16,054,478

	$62,668,025		$60,110,281

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Secured borrowings (Cont’d)

As of March 31, 2009, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$65,012,025	$62,668,025	$2,344,000

The above secured borrowings were secured by the following:

(a)	Property, plant and equipment with carrying value of $8,870,222 respectively (note 9);

(b)	Land use right with carrying value of $1,805,661;

(c)	Bank deposit amount of $3,149,750;

(d)	Building and land use right owned by Hony Capital; and

(e)	Guarantees executed by third parties.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

12.	Commitments and contingencies

(a)	Capital commitment

As of March 31, 2009, the Company had capital commitments amounting to $1,045,313 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of March 31, 2009, the Company had non-cancelable operating leases for its warehouses and shuttle bus.  The leases will expire in December 2009 and the expected payment is $379,962.

The rental expense relating to the operating leases was $108,055 and Nil for the three months ended March 31, 2009 and 2008 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $537,577 and $185,881 for the three months ended March 31, 2009 and 2008 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternator, starter and rods and shafts and operating results of the Company and, as such, the Company has determined that the Company has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Alternator, starter, rods and shafts and valves and tappets.

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,		March 31,		March 31,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$14,381,141	$15,214,999	$13,292,274	$11,431,955	$4,987,442	$4,469,753	$7,315,163	$-	$39,976,020	$31,116,707
Interest income	29,974	18,542	24,841	12,930	1,129	5,037	262,516	-	318,460	36,509
Interest expenses	396,997	292,977	350,903	234,690	28,727	-	401,186	-	1,177,813	527,667
Amortization	32,744	11,152	31,346	16,270	-	12,263	29,475	-	93,565	39,685
Depreciation	362,118	508,763	332,013	165,770	106,324	46,707	540,469	-	1,340,924	721,240
Segment profit	2,683,842	2,297,015	2,045,953	1,490,642	1,371,568	1,250,913	449,375	-	6,550,738	5,038,570
Expenditure for segment assets	$378,810	$963,076	$437,062	$500,346	$-	$1,428,340	$113,232	$-	$929,104	$2,891,762

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$69,510,651	$72,097,609	$63,758,131	$58,300,925	$31,814,948	$30,146,314	$70,617,162	$92,832,061	$235,700,892	$253,376,909

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31
	(Unaudited)
	2009	2008

Total consolidated revenue	$39,976,020	$31,116,707

Total profit for reportable segments	$6,550,738	$5,038,570
Unallocated amounts relating to operations:
Interest income	88	75,961
Finance costs	(335)	(10,110)
Other general expenses	(235,427)	(204,076)

Income before income taxes and noncontrolling interests	$6,315,064	$4,900,345

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$235,700,892	$253,376,909
Cash and cash equivalents	167,909	259,630
Other receivables	89,850	69,463
Receivable from disposal of an non-consolidated affiliate	-	5,950,000
Deposit for acquisition of property, plant and equipment	489,312	448,161
Intangible assets	1,018	1,096
Land use right	1,023,767	1,030,377
Property, plant and equipment	2,303,922	1,894,128

	$239,776,670	$263,029,764

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31
	(Unaudited)
	2009	2008

PRC	$36,976,425	$26,059,557
South Korea	535,543	3,070,042
Brazil	1,549,252	968,499
Mexico	10,725	-
United States	689,608	837,439
Others	214,467	181,170

Total	$39,976,020	$31,116,707

15.	Reclassification of certain items in the Condensed Consolidated Financial Statements

The change of the bills payable of $5,896,500 for the three months ended March 31, 2008, which were originally reflected in the movement of bills payable under “Cash flows from operating activities”, was reclassified to reflect in the movement of bills payable under “Cash flows from financing activities” to Condensed Consolidated Statements of Cash Flows.

The reclassification has no impact on the sales revenue, income from operations and net income attributable to Wonder Auto Technology, Inc. for the three months ended March 31, 2008 and the total assets and total liabilities of the Company as of December 31, 2008 except the net cash flows provided by operating activities was changed from $787,854 to $6,684,354 and the net cash flows used in financing activities was changed from $2,765,696 to $8,662,196.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2008, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

OVERVIEW

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua , Jinzhou Karham and Jinan Worldwide are primarily engaged in business of designing, developing, manufacturing and selling automotive electrical parts, specifically alternators and starters, engine valves, tappets, rods and shafts in China.  We have been producing alternators and starters in China since 1997 and our newly acquired subsidiary Jinan Worldwide has been producing engine valves and tappets for over 50 years.  According to a report issued by the China Association of Automobile Manufacturers (CAAM), we ranked second in sales revenue in China in the market for automobile alternators and starters in 2008, 2007 and 2006.

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

On January 4, 2009, our indirect wholly owned subsidiary Jinzhou Halla entered into an equity transfer agreement with Magic Era Group Limited, a British Virgin Islands corporation (“Magic Era”), under which Jinzhou Halla agreed to purchase the remaining 35% equity interest in Yearcity Limited (“Yearcity”) for total cash consideration of RMB 48 million (approximately $7.04 million), subject to certain price adjustments.  Yearcity does not have any asset except its 100% equity ownership of Jinan Worldwide.  Jinan Worldwide is a Chinese corporation engaged in the manufacturing of engine valves and tappets.  Prior to our acquisition of the remaining 35% equity interest in Yearcity, Jinzhou Halla already owned 65% equity interest of Yearcity from Hony Capital II, L.P., a Cayman Islands corporation, in a separately negotiated equity purchase transaction.  As a result of these two acquisitions, we now have 100% ownership of Yearcity and 100% indirect ownership of Jinan Worldwide.  Please see our current report on Form 8-K filed with the U.S. Securities and Exchange (the “SEC”) on January 8, 2009 for more details.

Recent Developments

On April 7, 2009, our former directors, Messrs. David Murphy and Xingye Zhang resigned from the Board of Directors of the Company.  Each of Mr. Murphy and Mr. Zhang was a member of the Company’s Audit, Compensation and Governance and Nominating Committees.  Mr. Murphy was the Chair of the Compensation Committee and Mr. Zhang was the Chair of the Governance and Nominating Committee.  On the same day, the Board of Directors of the Company appointed Mr. Xiaoyu Zhang and Mr. Xianzhang Wang as directors of the Company to fill the vacancies created by such resignations.  Mr. Xiaoyu Zhang and Mr. Wang each qualifies as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.  In addition, each of Messrs. Xiaoyu Zhang and Xianzhang Wang was appointed to each of the Audit, Compensation Committee, and Governance and Nominating Committees of the Company.  Mr. Xiaoyu Zhang was appointed as the Chair of Governance and Nominating Committee and Mr. Xianzhang Wang was appointed as the Chair of Compensation Committee.

On April 7, 2009, the Company also entered into separate Independent Director’s Contracts and Indemnification Agreements with each of our new directors.  Under the terms of the Independent Director’s Contracts, the Company agreed to pay each of the new directors an annual fee of $40,000, as compensation for the services to be provided by them as Independent Directors.  Please see our Current Report on Form 8-K filed with the SEC on April 8, 2009 for biographical information and a copy of the Independent Director Contracts.

First Quarter Financial Performance Highlights

Despite the overall economic slowdown in the global economy, we continued to experience strong demand for our products during the first fiscal quarter of 2009, which resulted in continued growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the first quarter of 2009 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on this growth trend during the first fiscal quarter of 2009.

The following are some financial highlights for the first quarter of 2009:

Sales Revenue: Sales revenue increased approximately $8.9 million, or 28.5%, to approximately $40.0 million for the first quarter of 2009 from approximately $31.1 million for the same period last year.

Gross Margin: Gross margin was 25.3% for the first quarter of 2009, as compared to 26.3% for the same period in 2008.

Net Income attributable to the Company: Net income attributable to the Company increased approximately $1.2 million, or 29.8%, to approximately $5.2 million for the first quarter of 2009 from approximately $4.0 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.19 for the first quarter of 2009, as compared to $0.15 for the same period last year.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.
(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended March 31, 2009 (Unaudited)		3-Month Period Ended March 31, 2008 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$39,976	100.0%	$31,117	100.0%
Cost of sales	29,882	74.7%	22,944	73.7%

Gross profit	10,094	25.3%	8,173	26.3%

Operating expenses
Administrative expenses	2,316	5.8%	1,338	4.3%
Research and development costs	456	1.1%	378	1.2%
Selling expenses	1,213	3.0. %	708	2.3%
Total operating expenses	3,985	10.0%	2,424	7.8%

Income before income taxes and noncontrolling interests	6,315	15.8%	4,900	15.7%
Income taxes	920	2.3%	431	1.4%
Net income attributable to noncontrolling interests	223	0.6%	484	1.6%

Net Income attributable to Wonder Auto Technology, Inc. common stockholders	5,172	12.9%	3,986	12.8%

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, rods and shafts, and engine valves and tappets. Sales revenue increased by approximately $8.9 million, or 28.5%, to approximately $40.0 million for the three months ended March 31, 2009, compared with $31.1 million of the same period last year.  This increase was mainly attributable to the sales of our valve and tappet products manufactured by our new subsidiary Jinan Worldwide, which contributed approximately $7.3 million in this quarter.

Sales revenue from China increased by approximately $10.9 million, or 41.9%, to approximately $37.0 million in the first quarter of 2009, compared with approximately $26.1 million for the same period last year. The organic revenue increase from China was $4.0 million, or 15.4%, to $30.1 million for the first quarter of 2009, compare with $ 26.1 million for the same period last year.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased by approximately $6.9 million, or 30.2%, to approximately $29.9 million for the three months ended March 31, 2009 from approximately $22.9 million during the same period in 2008.  This increase was mainly due to the increase of our sales volume. As a percentage of sales revenue, the cost of sales increased approximately 1.0% to 74.7 % during the three months ended March 31, 2009 from 73.7 % for the same period of 2008. The percentage increase in the first quarter of 2009 was due to the fact that a larger portion of our total sales revenue was generated from alternators and starters with mid-to-small displacement as compared to the same period of 2008.  Our alternators and starters with small displacement generally have a lower margin than our alternators and starters with large displacement.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $1.9 million, or 23.5%, to approximately $10.1 million for the three months ended March 31, 2009, compared with approximately $8.2 million for the same period in 2008 as a result of increased demand for and sales of our alternators and starters, rods and shafts,  and engine valve and tappet products.  Gross margin was 25.3 % for the three-month period ended March 31, 2009, as compared to 26.3 % of the same period in 2008.  Such decrease was mainly due to the increase of cost of sales on a percentage basis as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $1.6 million, or 64.4%, to approximately $ 4.0 million for the three months ended March 31, 2009, compared with approximately $2.4 million for the same period in 2008. As a percentage of sales revenue, our total expenses increased to 10.0% for the three months ended March 31, 2009, compared from 7.8% for the same period in 2008. The percentage increase was primarily attributable to the increase of administrative expenses, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $977,619, or 73.0%, to approximately $2.3 million for the three months ended March 31, 2009, from approximately $1.3 million for the same period in 2008. As a percentage of sales revenue, administrative expenses increased to 5.8 % for the three months ended March 31, 2009, as compared to 4.3 % for the same period in 2008. The increase was primarily due to the consolidation of the financial results of Yearcity and the increased professional expenses related to the acquisition of Yearcity. We acquired 100% equity interest in Yearcity, the addition of Yearcity increased our administrative costs.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $78,675, or 20.8%, to $456,232 for the three months ended March 31, 2009 from $377,557 for the same period in 2008. As a percentage of sales revenue, research and development costs decreased to1.1 % from 1.2% for the three months ended March 31, 2008. The Company expects to increase the amount of investments in research and development as revenues increase and will maintain the ratio of research and development costs to total sales revenue at approximately 1.0%.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $504,802, or 71.3% to approximately $1.2 million for the three months ended March 31, 2009 from $707,857 for the same period in 2008. As a percentage of sales revenue, our selling expenses were3.0 % for the three months ended March 31, 2009, which was 2.3 % in the first quarter last year. The increase in the amount and percentage of selling expenses was mainly attributable to the consolidation, the addition of our new subsidiary, Yearcity increased our selling expenses.

Net finance cost. Net finance cost includes interest income, interest expenses, bill discounting charges and net exchange (gain) loss. Our net finance cost decreased $869,713, or 91.2% to $83,989 for the three months ended on March 31, 2009 from $953,702 for the same period last year. The decrease of net finance cost was mainly due to the exchange gain of $ 762,035 resulted from the EUR8.3 million loan from DEG bank.

Income before Income Taxes and Noncontrolling Interests. Income before income taxes and noncontrolling interests increased by approximately $1.4 million or 28.9%, to approximately $6.3 million during the three months ended March 31, 2009 from approximately $4.9 million during the same period in 2008.  Income before income taxes as a percentage of sales revenue increased to 15.8 % during the three months ended March 31, 2009, as compared to 15.7% for the same period last year due to the factors described above.

Income taxes. Our income taxes increased by $489,188, or 113.5%, to $920,005 for the three months ended March 31, 2009 from $430,817 for the same period last year. Our effective income tax rate was approximately 14.6% for the first quarter in 2009, as compared to 8.8% for the same period last year.

Net Income attributable to Noncontrolling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to noncontrolling interests decreased $260,310, or 53.8% to $ 223,435 for the first quarter in 2009 from $ 483,745 for the same period in 2008, reflecting the net income attributable to noncontrolling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $ 1.2 million, or 29.8%, to approximately $ 5.2 million during the three months ended March 31, 2009 from approximately $ 4.0 million during the same period in 2008, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

In the first quarter of 2009, our sales revenue from our alternator products was approximately $14.4 million, our sales revenue from our starter products was approximately $13.3 million, our sales revenue from our rod and shaft products was approximately $5.0 million, and our sales revenue from our engine valves and tappets was approximately $7.3 million.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou. Valves and tappets are manufactured by our newly acquired subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 14 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $13.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by (used in) operating activities	$8,636	$6,684
Net cash (used in) provided by investing activities	$(3,615)	$(6,617)
Net cash provided by (used in) financing activities	$452	$8,662
Effect of foreign currency translation on cash and cash equivalents	$(1)	$467
Net cash flow	$5,472	$(8,127)

Operating Activities:

Net cash provided by operating activities was approximately $8.6 million for the three-month period ended March 31, 2009, which is an increase of approximately $2.0 million compared with the approximately  $6.7 million of net cash provided by operating activities for the same period in 2008. This increase was mainly attributable to the decreases in inventories, and other receivables, prepayments and deposits.

Inventories decreased by approximately $2.7 million in the first quarter of 2009, compared to the inventory increase of approximately $3.5 million in the same period last year. This decrease was mainly attributable to our strengthened internal control and better capital circulation.

Other receivables, prepayments and deposits decreased by approximately $4.1 million in the first quarter of 2009, compared to the increase of other receivables, prepayments and deposits of approximately $116,634 million in the same period last year. This decrease was mainly attributable to our strengthened internal control and better capital circulation.

Trade receivables increased by approximately $5.8 million in the first quarter 2009, as compared to trade receivables decrease of approximately $162,770 for the first quarter 2008. This increase was primarily attributable to the increased sales revenue in March, 2009.

Investing Activities:

Our main uses of cash for investing activities during the three months ended March 31, 2009 were for the acquisition of property, plant and equipment and the acquisition of Yearcity.

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $3.6 million as compared to approximately $6.6 million in the same period in 2008. Net cash used in investing activities in the first quarter of 2009 included the payment of approximately $2.2 million for the acquisition of Yearcity and the payment of approximately $1.4 million in connection with the acquisition of property, plant and equipment. Our company currently estimates that net purchase of property, plant and equipment in 2009 will be approximately $10 million. Net purchase of property, plant and equipment in 2008 totaled $17.3 million in 2008.

In the first quarter of 2008, we paid approximately $3.7 million for the acquisitions of Jinzhou Hanhua and Jinzhou Karham. In addition, we spent approximately $2.9 million in the acquisitions of property, plant and equipment in the three month period ended March 31, 2008.

Financing Activities:

Our financing activities include added bank loans, repayment of bank loans, settlement of bills payable, and pledge of restricted cash for issuing bills payable. Net cash provided by financing activities was $452,160 for the first quarter of 2009 as compared to approximately $8.7 million used in the first quarter of 2008.

In the first quarter of 2009, the Company repaid approximately $10.7 million bank loans, and obtained approximately $14.1 million new bank loans.  The ending balance of bank loans was approximately $62.6 million as of March 31, 2009.

The settlement of bills payable at maturity was approximately $14.0 million in the first quarter of 2009, which was issued in the fourth quarter of 2008 as compared to approximately $5.9 million of same period last year.

The restricted cash decreased by approximately $11.1 million in the first quarter of 2009, compared with approximately $2.2 million decrease for the same period last year.

Our debt-to-equity ratio was 56.3% as of March 31, 2009. We plan to maintain our debt-to-equity ratio below 60%, increase the long-term loans, decrease the short-term loans. We believe we currently maintain a good business relationship with many banks.

As of March 31, 2009, the amount, maturity date and term of each of our bank loans are as follows.

 (All amounts in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
Bank of China*	$4.4	November 26, 2009	8 months
Bank of China*	0.5	April 30, 2009	3 months
Bank of China*	0.9	April 30, 2009	3 months
Bank of China*	2.4	April 30, 2009	3 months
Bank of China*	1.6	April 5, 2009	2 months
Bank of China*	2.0	May 4, 2009	2 years
Bank of China*	0.8	May 28, 2009	2 months
Bank of China*	0.6	May 28, 2009	2 months
China construction Bank*	2.9	October 28, 2009	1 year
China construction Bank*	1.5	February 24, 2010	1 year
China construction Bank*	5.9	April 11,2009	1 year
Huaxia Bank	2.9	June 30, 2009	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	1.5	October 15, 2009	6 months
Bank of Jinzhou*	0.2	August 20,2009	1 year
Bank of Jinzhou*	0.4	September 24,2009	1 year
Bank of Jinzhou*	0.4	March 30,2010	1 year
Bank of China*	0.4	April 22,2009	2 months
Bank of China*	0.5	May 28,2009	2 months
Bank of China*	1.5	May 19,2009	1 year
Bank of China*	0.6	December 29,2009	1 year
Bank of China*	1.0	May 17,2009	1 year
SPD Bank*	2.9	September 26, 2009	1 year
Huaxia Bank*	5.6	June 22, 2009	1 year
SZD Bank*	2.9	September 15, 2009	1 year
China CITIC Bank*	2.9	September 3, 2009	1 year
Evergrowing Bank*	5.9	January 18, 2010	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	9.5	February 15, 2013	6 years
Total	$62.6

* The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8259

* The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB9.0323

We repaid four bank loans in the total amount of approximately $10.7 million in the first quarter of 2009.  In the coming three months, we have approximately $26.6 million in bank loans that will mature, and we have made repayments of $13.7 million ended March 31, 2009. We plan to replace these loans with new bank loans in approximately the same aggregate amounts. We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of March 31, 2009:
 (All amounts in thousands of U.S. dollars)

	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long term debt obligations	$9,513	$		$7,135	$2,378	$
Capital commitment	1,045		1,045	-	-		-
Operating lease obligations	380-		380-	-	-		-
Purchase obligations	-		-	-	-		-
Total	$10, 938		$1,425	$7,135	$2,378	$

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

Recently issued accounting pronouncement

See Note 4, Summary of significant accounting policies, for a discussion of the Company’s recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2009.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2009, would decrease net income before provision for income taxes by approximately $0.6 million for the three months ended March 31, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $5.7 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of March 31, 2009.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended March 31, 2009, we made no unregistered sales of our equity securities.

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

DATED: May 6, 2009

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