Form 10-Q
period 2009-06-30
Wonder Auto Technology, Inc
filed 2009-08-04
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements

For the three and six months ended

June 30, 2009 and 2008

(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Cash Flows	4 - 5

Notes to Condensed Consolidated Financial Statements	6 - 22

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2009 and 2008

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008

Sales revenue	$49,651,214	$36,658,896	$89,627,234	$67,775,603
Cost of sales	37,431,981	27,154,953	67,313,643	50,098,889

Gross profit	12,219,233	9,503,943	22,313,591	17,676,714

Operating expenses
Administrative expenses	2,752,054	1,428,980	5,068,046	2,767,353
Research and development expenses	464,675	290,665	920,907	668,222
Selling expenses	1,518,504	994,993	2,731,163	1,702,850

	4,735,233	2,714,638	8,720,116	5,138,425

Income from operations	7,484,000	6,789,305	13,593,475	12,538,289
Other income	563,381	308,263	677,897	413,326
Government grants	177,476	-	352,538	-
Net finance costs - Note 5	(1,946,097)	(566,630)	(2,030,086)	(1,520,332)
Equity in net income of an unconsolidated
affiliate	-	225,122	-	225,122

Income before income taxes and noncontrolling interests	6,278,760	6,756,060	12,593,824	11,656,405
Income taxes - Note 6	(633,024)	(796,426)	(1,553,029)	(1,227,243)

Net income before noncontrolling interests	5,645,736	5,959,634	11,040,795	10,429,162
Net income attributable to noncontrolling interests	(270,098)	(693,734)	(493,533)	(1,177,479)

Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$5,375,638	$5,265,900	$10,547,262	$9,251,683

Net income before noncontrolling interests	$5,645,736	$5,959,634	$11,040,795	$10,429,162
Other comprehensive income (loss)
Foreign currency translation adjustments	9,817	1,675,768	(55,292)	4,262,814

Comprehensive income	5,655,553	7,635,402	10,985,503	14,691,976
Comprehensive income attributable to noncontrolling interests	(275,411)	(866,896)	(483,431)	(1,748,785)

Comprehensive income attributable to Wonder Auto
Technology, Inc. common stockholders	$5,380,142	$6,768,506	$10,502,072	$12,943,191

Earnings per share attributable to Wonder Auto Technology, Inc. common stockholders:
basic and diluted	$0.20	$0.20	$0.39	$0.34

Weighted average number of shares outstanding:
basic and diluted	26,959,994	26,959,994	26,959,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$31,717,804	$8,159,156
Restricted cash	25,106,229	24,181,645
Trade receivables, net	50,443,830	46,571,619
Bills receivable	14,044,235	8,388,926
Other receivables, prepayments and deposits	7,774,820	16,408,304
Inventories - Note 7	46,420,925	44,016,192
Amount due from Hony Capital	-	7,637,216
Income tax recoverable	25,181	289,000
Deferred taxes	637,747	1,075,766

Total current assets	176,170,771	156,727,824
Intangible assets - Note 8	22,130,289	22,062,560
Property, plant and equipment, net - Note 9	71,049,014	69,131,579
Land use rights	10,257,807	10,391,527
Deposit for acquisition of property, plant and equipment	2,410,867	3,845,774
Deferred taxes	1,124,442	870,500

TOTAL ASSETS	$283,143,190	$263,029,764

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$34,944,961	$21,616,932
Bills payable	35,348,985	31,247,100
Other payables and accrued expenses	14,339,195	20,465,014
Provision for warranty - Note 10	2,433,238	2,377,620
Payable to Hony Capital	-	10,187,216
Secured borrowings - Note 11	57,481,977	44,055,803
Early retirement benefits cost	380,696	419,301

Total current liabilities	144,929,052	130,368,986
Secured borrowings - Note 11	17,205,355	16,054,478
Deferred revenue - government grants	3,443,742	2,806,777
Early retirement benefits cost	620,294	798,115

TOTAL LIABILITIES	166,198,443	150,028,356

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share;
authorized 10,000,000 shares in 2009 and 2008;
none issued and outstanding	-	-
Common stock: par value $0.0001 per share
Authorized 90,000,000 shares in 2009 and 2008;
issued and outstanding 26,959,994 shares in 2009 and 2008	2,696	2,696
Additional paid-in capital	67,711,999	71,349,599
Statutory and other reserves	7,944,120	7,628,541
Accumulated other comprehensive income	9,453,430	8,424,270
Retained earnings	25,201,849	14,654,587

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’
EQUITY	110,314,094	102,059,693

NONCONTROLLING INTERESTS	6,630,653	10,941,715

TOTAL EQUITY	116,944,747	113,001,408

TOTAL LIABILITIES AND EQUITY	$283,143,190	$263,029,764

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008

	Six months ended June 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Wonder Auto Technology, Inc. common
stockholders	$10,547,262	$9,251,683
Adjustments to reconcile net income attributable to Wonder Auto
Technology, Inc. common stockholders to net cash provided by operating activities:
Depreciation	2,781,143	1,536,209
Amortization of intangible assets and land use rights	198,573	58,020
Deferred taxes	180,716	(164,912)
Loss (gain) on disposal of property, plant and equipment	19,549	(1,205)
Provision for doubtful debts	87,484	15,676
Provision of obsolete inventories	45,923	23,570
Exchange (gain) loss on translation of monetary assets and
liabilities	(52,045)	180,952
Equity net income of a non-consolidated affiliate	-	(225,122)
Noncontrolling interests	493,533	1,177,479
Deferred revenue amortized	(127,735)	-
Changes in operating assets and liabilities :
Trade receivables	(4,021,736)	(8,287,289)
Bills receivable	(5,324,675)	3,337,080
Other receivables, prepayments and deposits	2,736,977	(1,708,399)
Inventories	(2,515,195)	(6,304,964)
Trade payables	13,366,276	4,432,755
Other payables and accrued expenses	(4,123,986)	(2,210,222)
Amount due from a related company	-	78,516
Early retirement benefit costs	(214,840)	-
Provision for warranty	58,769	318,877
Income tax recoverable	251,285	221,870

Net cash flows provided by operating activities	$14,387,278	$1,730,574

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2009 and 2008

	Six months ended June 30,
	(Unaudited)
	2009	2008
Cash flows from investing activities
Payments to acquire intangible assets	$(146,600)	$(4,152)
Payments to acquire and for deposit for acquisition of
property, plant and equipment and land use right	(3,345,040)	(7,581,996)
Proceeds from sales of property, plant and equipment	23,877	85,533
Net cash paid to acquire Jinzhou Hanhua Electrical Systems Co., Ltd.	-	(3,042,676)
Net cash paid to acquire Money Victory Limited	-	(5,000,000)
Net cash paid to acquire Jinzhou Karham Co., Ltd.	-	(703,712)
Net cash paid to acquire Fuxin Huirui Mechanical Co., Ltd.	-	(140,990)
Net cash paid to acquire Yearcity	(3,986,057)	-
Net cash paid to acquire Jinzhou Wanyou Mechanical Parts Co., Ltd.	(1,705,437)	-

Net cash flows used in investing activities	(9,159,257)	(16,387,993)

Cash flows from financing activities
Government grants received	769,006	-
Increase (Decrease) in bills payable	3,809,457	(2,616,886)
(Increase) decrease in restricted cash	(965,778)	3,025,786
New bank loans	63,247,801	16,643,208
Repayment of bank loans	(48,528,550)	(6,987,856)

Net cash flows provided by financing activities	18,331,936	10,064,252

Effect of foreign currency translation on cash and cash equivalents	(1,309)	866,879

Net increase (decrease) in cash and cash equivalents	23,558,648	(3,726,288)

Cash and cash equivalents - beginning of period	8,159,156	26,102,993

Cash and cash equivalents - end of period	$31,717,804	$22,376,705

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$2,500,563	$1,117,712
Income taxes	$1,057,966	$1,568,403

Non-cash investing and financing activities:
Acquisition of Yearcity by offsetting with receivable from
disposal of an unconsolidated affiliate - Note 2	$5,950,000	$-
Settlement of amount due to Hony Capital II, L.P.
(“Hony Capital”) by offsetting with amount due from
Hony Capital	$7,626,804	$-

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

On January 4, 2009, Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”) entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Magic Era Group Limited (“Magic Era”), a British Virgin Islands corporation, pursuant to which Jinzhou Halla agreed to acquire the 35% remaining equity interest in Yearcity Limited (“Yearcity”) at a consideration RMB48 million (equivalent to $7.04 million) (“Yearcity Consideration”), which was settled on July 3, 2009. Yearcity does not have any assets except its 100% equity ownership of Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”). Upon the completion of acquisition, Yearcity became the wholly owned subsidiary of the Company. Jinan Worldwide is a company established in PRC and engaged in the manufacturing of engine valves and tappets. The Company is the second largest market manufacturer of alternators and starters with its customers mainly engaged in gasoline engine and vehicle market in the PRC. Jinan Worldwide is the largest market manufacturer of engine valves and tappets in PRC with its customers mainly diesel engine and vehicle business. The acquisition can provide the Company an opportunity to expand its market from gasoline engine parts market to diesel engine parts market in the PRC.

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

The below schedule illustrates the effects of changes in the Company’s equity interest in Yearcity on the Company’s equity:

	Six months ended
	June 30,
	(Unaudited)
	2009	2008

Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$10,547,262	$9,251,683

Transfers to noncontrolling interest
Decrease in the Company’s additional paid-in capital
for purchase of 35% equity interest of Yearcity
(Note a)	(3,637,600)	-

Change from net income attributable to Wonder Auto Technology, Inc. common stockholders and transfers to noncontrolling interest	$6,909,662	$9,251,683

Note:-

a)	Cash consideration paid	$1,092,165
	Consideration settled by offsetting with receivable from Golden Stone
	arising from disposal of an unconsolidated affiliate	5,950,000

	Total consideration for the acquisition of 35% equity interest in Yearcity	7,042,165
	35% noncontrolling interest in Yearcity	(4,794,493)
	35% noncontrolling interest in accumulated other comprehensive
	income	1,074,349
	35% noncontrolling interest in statutory and other reserves	315,579

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and six-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of June 30, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Beijing Hyundai Motor Company	$7,277,518	$7,646,115	$14,102,630	$12,371,144
Harbin Dongan Auto Engine Co., Ltd.	4,715,328	4,678,272	9,611,172	8,503,972

	$11,992,846	$12,324,387	$23,713,802	$20,875,116

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

	As of June 30, 2009		As of December 31, 2008
	(Unaudited)		(Audited)
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$74,687,332	$75,133,852	$60,110,281	$61,196,042

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented within stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Net finance costs

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Interest income	$(172,120)	$(54,684)	$(490,668)	$(167,154)
Interest expenses	1,208,950	556,735	2,207,974	1,109,706
Bills discounting charges	140,039	104,727	318,828	155,611
Bank charges	106,975	55,955	181,090	71,202
Net exchange loss (gain)	639,090	(96,103)	(230,516)	350,967
Finance charges from early retirement benefits cost	23,163	-	43,378	-

	$1,946,097	$566,630	$2,030,086	$1,520,332

6.	Income taxes

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Inventories

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$7,608,874	$9,783,335
Work-in-progress	3,175,705	3,708,490
Finished goods	35,962,204	30,807,295

	46,746,783	44,299,120
Provision for obsolete inventories	(325,858)	(282,928)

	$46,420,925	$44,016,192

8.	Intangible assets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs:
Goodwill	$18,904,782	$18,904,782
Customer contracts	49,053	49,053
Know-how with infinite useful life	1,827,850	1,683,645
Know-how with finite useful life	1,465,000	1,467,000
Trademarks and patents	26,109	26,144

	22,272,794	22,130,624
Accumulated amortization	(142,505)	(68,064)

Net	$22,130,289	$22,062,560

9.	Property, plant and equipment

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Buildings	$43,158,299	$31,276,571
Plant and machinery	1,235,160	40,140,804
Furniture, fixtures and equipment	5,015,590	1,207,159
Tools and equipment	1,890,628	4,879,920
Leasehold improvements	32,031,105	602,785
Motor vehicles	687,889	1,972,149

	84,018,671	80,079,388
Accumulated depreciation	(17,302,844)	(14,835,046)
Construction in progress	4,333,187	3,887,237

Net	$71,049,014	$69,131,579

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of June 30, 2009, certain property, plant and equipment with aggregate net book value of $23,732,628 was pledged to bank to secure general banking facilities (note 11(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

10.	Provision for warranty

(Unaudited)

Balance as of January 1, 2009	$2,377,620
Claims paid for the period	(591,298)
Additional provision for the period	650,067
Translation adjustments	(3,151)

Balance as of June 30, 2009	$2,433,238

11.	Secured borrowings

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Short-term borrowings
Short-term loans - Note 11(i)	$53,619,000	$42,481,386
Long-term loans - current portion	3,862,977	1,574,417

	57,481,977	44,055,803

Long-term borrowings - Note 11(ii)
Interest bearing:-
- at 5.76% per annum	9,376,000	-
- at 6.95% per annum	11,692,332	11,760,895
- at 7.56% per annum	-	5,868,000

	21,068,332	17,628,895
Less: current maturities	(3,862,977)	(1,574,417)

	17,205,355	16,054,478

	$74,687,332	$60,110,281

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Secured borrowings (Cont’d)

Notes :-

(i)	The weighted-average interest rate for short-term loans as of June 30, 2009 and December 31, 2008, were 5.72% and 6.75%, respectively.

(ii)	Long term borrowings are repayable as follows:-

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Within one year	$3,862,977	$1,574,417
After one year but within two years	5,291,351	9,016,834
After two years but within three years	5,291,351	3,148,834
After three years but within four years	4,461,779	3,148,834
After four years but within five years	2,160,874	739,976

	$21,068,332	$17,628,895

As of June 30, 2009, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$77,617,332	$74,687,332	$2,930,000

The above secured borrowings were secured by the following:

(a)	Property, plant and equipment with carrying value of $23,732,628 respectively (note 9);

(b)	Land use right with carrying value of $4,917,331;

(c)	Building and land use right owned by Hony Capital;

(d)	Guarantees executed by third parties;

(e)	Guarantees executed by Yuncong Ma, the Company’s director; and

(f)	Guarantees executed by a related company which Qingjie Zhao, a director of the Company, is a director and a shareholder of the related company.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Commitments and contingencies

(a)	Capital commitment

As of June 30, 2009, the Company had capital commitments amounting to $994,293 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of June 30, 2009, the Company had non-cancelable operating leases for its warehouses and shuttle bus.  The leases will expire in December 2009 and the expected payment is $237,638.

The rental expense relating to the operating leases was $211,975 and Nil for the six months ended June 30, 2009 and 2008 respectively.

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $1,345,150 and $393,162 for the six months ended June 30, 2009 and 2008 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternator, starter, rods and shafts and valves and tappets and operating results of the Company and, as such, the Company has determined that the Company has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Alternator, starter, rods and shafts and valves and tappets.

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Six months ended		Six months ended		Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$31,808,910	$32,187,580	$28,286,180	$27,513,148	$9,677,335	$8,074,875	$19,854,809	$-	$89,627,234	$67,775,603
Interest income	34,471	37,252	29,108	26,850	5,220	9,631	421,746	-	490,545	73,733
Interest expenses	852,504	696,678	746,304	558,606	60,823	10,033	867,171	-	2,526,802	1,265,317
Amortization	76,551	22,381	51,674	23,376	916	12,263	58,960	-	188,101	58,020
Depreciation	856,980	1,025,113	555,700	400,605	218,721	106,117	1,081,081	-	2,712,482	1,531,835
Segment profit	4,564,606	5,776,698	3,467,144	3,944,574	2,334,583	2,167,151	2,681,747	-	13,048,080	11,888,423
Expenditure for segment assets	$1,203,276	$1,172,403	$1,052,199	$1,171,455	$290,892	$2,704,984	$571,226	$-	$3,117,593	$5,048,842

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$17,427,769	$16,972,581	$14,993,906	$16,081,193	$4,689,893	$3,605,122	$12,539,646	$-	$49,651,214	$36,658,896
Interest income	4,497	18,710	4,267	13,920	4,091	4,594	159,230	-	172,085	37,224
Interest expenses	455,507	357,502	395,401	293,927	32,096	10,033	465,985	-	1,348,989	661,462
Amortization	43,807	11,229	20,328	7,106	916	-	29,485	-	94,536	18,355
Depreciation	494,862	516,350	223,687	234,835	112,398	59,410	540,613	-	1,371,560	810,595
Segment profit	1,880,764	3,479,683	1,421,191	2,453,932	963,015	916,238	2,232,372	-	6,497,342	6,849,853
Expenditure for segment assets	$824,466	$208,967	$615,137	$671,109	$290,892	$1,276,644	$457,994	$-	$2,188,489	$2,156,720

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	89,101,935	$72,097,609	$76,584,525	$58,300,925	$37,381,036	$30,146,314	$75,946,776	$92,832,061	$279,014,272	$253,376,909

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Total consolidated revenue	$49,651,214	$36,658,896	$89,627,234	$67,775,603

Total profit for reportable segments	$6,497,342	$6,849,853	$13,048,080	$11,888,423
Unallocated amounts relating to
operations:
Interest income	35	17,460	123	93,421
Equity in net income of an
non-consolidated affiliate	-	225,122	-	225,122
Other income	1,365	122,315	1,365	122,315
Finance costs	(530)	(174,235)	(865)	(184,345)
Amortization	(5,189)	-	(10,472)	-
Depreciation	(35,844)	(4,038)	(68,661)	(4,374)
Other expenses	(178,419)	(280,417)	(375,746)	(484,157)

Income before income taxes and noncontrolling interests	$6,278,760	$6,756,060	$12,593,824	$11,656,405

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$279,014,272	$253,376,909
Cash and cash equivalents	124,915	259,630
Inventories	98,687	-
Other receivables	110,163	69,463
Receivable from disposal of an non-consolidated affiliate	-	5,950,000
Deposit for acquisition of property, plant and equipment	490,316	448,161
Intangible assets	1,038	1,096
Land use right	1,018,562	1,030,377
Property, plant and equipment	2,285,237	1,894,128

	$283,143,190	$263,029,764

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

PRC	$43,152,708	$31,524,433	$80,129,133	$57,583,990
South Korea	1,869,990	2,045,542	2,405,533	5,115,585
Brazil	1,815,039	824,851	3,364,291	1,793,350
Mexico	-	1,077,502	10,725	1,768,600
United States	1,134,013	56,760	1,823,621	203,101
Germany	-	829,543	-	829,543
Others	1,679,464	300,265	1,893,931	481,434

Total	$49,651,214	$36,658,896	$89,627,234	$67,775,603

15.	Reclassification of certain items in the Condensed Consolidated Financial Statements

The change of the bills payable of $2,616,886 for the six months ended June 30, 2008, which were originally reflected in the movement of bills payable under “Cash flows from operating activities”, was reclassified to reflect in the movement of bills payable under “Cash flows from financing activities” to Condensed Consolidated Statements of Cash Flows.

In additions, the change of the restricted cash of $3,025,786 for the six months ended June 30, 2008, which were originally reflected in the movement of restricted cash under “Cash flows from investing activities”, was reclassified to reflect in the movement of restricted cash under “Cash flows from financing activities” to Condensed Consolidated Statements of Cash Flows.

The reclassification has no impact on the sales revenue, income from operations and net income attributable to Wonder Auto Technology, Inc. for the six months ended June 30, 2008 and the total assets and total liabilities of the Company as of December 31, 2008 except the net cash flows (used in) provided by operating activities was changed from $(886,312) to $1,730,574, the net cash flow used in investing activities was changed from $13,362,207 to $16,387,993 and the net cash flow provided by financing activities was changed from $9,655,352 to $10,064,252.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.	Subsequent events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 4, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2008.  We assume no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  Unless the context otherwise requires, all references to:

☐	“Jinan Worldwide” are references to Jinan Worldwide Auto Accessories Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
☐	“Jinzhou Dongwoo” are references to Jinzhou Dongwoo Precision Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;
☐	“Jinzhou Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
☐	“Jinzhou Hanhua” are references to Jinzhou Hanhua Electrical System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;
☐	“Jinzhou Karham” are references to Jinzhou Karham Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 65% owned subsidiary of the Company;
☐	“Jinzhou Wanyou” are references to Jinzhou Wanyou Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
☐	“Wonder Auto Limited” are references to Wonder Auto Limited, a British Virgin Islands company and a direct, wholly owned subsidiary of the Company;
☐	“China” and “PRC” are references to People’s Republic of China;
☐	“RMB” are to Renminbi, the legal currency of China; and
☐	“$” are to the legal currency of the United States.

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

Our products are mainly used in passenger cars and commercial vehicles and sold to original equipment manufacturers in China.  We offer over 230 different models of alternators and approximately 150 different models of starters.  In addition, we manufacture and sell rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.  We sell our products to automakers, engine manufacturers and, increasingly, auto parts suppliers, based primarily in China, and we are increasingly exporting our products to the international market.

Recent Developments

On July 3, 2009, our subsidiary, Jingzhou Halla closed the acquisition of 100% ownership of Yearcity Limited, or Yearcity, a BVI company, upon the approval of the acquisition by the Department of Foreign Trade and Economic Cooperation, Liaoning Province of China. Yearcity does not have any asset except for its 100% equity ownership of Jinan Worldwide.  Jinan Worldwide is a Chinese company engaged in the manufacturing of engine valves and tappets.  As a result of our acquisition of Jinan Worldwide, we have become one of the largest engine valves and tappets manufacturers in China.

Second Quarter Financial Performance Highlights

Despite the overall economic slowdown in the global economy, we continued to experience strong demand for our products during the second quarter of 2009, which resulted in continued growth in our sales revenue and net income.  Chinese auto sales rose in June at their fastest monthly rate this year, keeping the country on track to overtake the U.S. as the world's biggest auto market this year. Car sales in China have benefited from favorable tax policies on small cars and subsidies for purchases in rural areas. The automobile market in China, especially the market for small engine automobiles, continued to expand in the second quarter of 2009 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles.  We were able to capitalize on this growth trend during the second quarter of 2009.

The following are some financial highlights for the second quarter of 2009:

•	Sales revenue increased 35.4% year-over-year to $49.7 million.

•	Export increased 26.6% year-over-year to $6.5 million.

•	Net income increased 2.1% year-over-year to $5.4 million.

•
EPS: Non-GAAP earnings per share was $0.22 for the second quarter of 2009, regardless the non-cash foreign exchange loss/gain, an increase of $0.03 for the second quarter of 2008. The fully diluted earnings per share was $0.20,  the same as the second quarter of 2008.

RESULTS OF OPERATIONS

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Six months ended
	June 30				June 30
	(unaudited)				(unaudited)
	2009		2008		2009		2008
Sales revenue	$49,651	100%	$36,659	100%	$89,627	100%	$67,776	100%
Cost of sales	37,432	75.4%	27,155	74.1%	67,314	75.1%	50,099	73.9%
Gross profit	12,219	24.6%	9,504	25.9%	22,314	24.9%	17,677	26.1%
Expenses
Administrative expenses	2,752	5.5%	1,429	3.9%	5,068	5.7%	2,767	4.1%
Selling expenses	1,519	3.1%	995	2.7%	2,731	3.0%	1,703	2.5%
Research and development costs	465	0.9%	291	0.8%	921	1.0%	668	1.0%
Total expenses	4,735	9.5%	2,715	7.4%	8,720	9.7%	5,138	7.6%
Government grants	177	0.4%	-	-%	353	0.4%	-	-%
Financial Costs	1,946	3.9%	567	1.5%	2,030	2.3%	1,520	2.2%
Income before income taxes and noncontrolling interests	6,279	12.6%	6,756	18.4%	12,594	14.1%	11,656	17.2%
Income taxes	633	1.3%	796	2.2	1,553	1.7%	1,227	1.8%
Net income attributable to noncontrolling interests	270	0.5%	694	1.9%	494	0.6%	1,177	1.8%

Net income	$5,376	10.8%	$5,266	14.4%	$10,547	11.8%	$9,252	13.7%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales Revenue.  Our sales revenue was mainly generated from sales of products of alternators and starters, rods and shafts, and engine valves and tappets. Sales revenue increased by approximately $13.0 million, or 35.4%, to approximately $49.7 million for the three months ended June 30, 2009, compared with $36.7 million of the same period last year.  This increase was mainly attributable to the increased sales volume of alternators and starters, and the inclusion of engine valves and tappets.

Sales revenue from alternators and starters was approximately $32.4 million, decreased $632,099 or 1.9% from $33.1 million of the same quarter in 2008. Such decrease was mainly due to the decreased average selling prices resulted by the fact that a large portion of our revenue was generated from alternators and starters for mid-to-small displacement vehicles,  the decreased raw material prices during this quarter,  as well as the higher percentage of starters in the mix, which had lower average selling prices. Sales revenue from rods and shafts was approximately $4.7 million, up $1.1 million, or 30.1%  from $3.6 million of the same period in 2008.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead.  Our cost of sales increased by approximately $10.3 million, or 37.8%, to approximately $37.4 million for the three months ended June 30, 2009 from approximately $27.2 million during the same period in 2008.  This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales volume.  As a percentage of sales revenue, the cost of sales increased approximately 1.3% to 75.4 % from 74.1% for the same period of 2008.  The percentage increase was due to the fact that a large portion of our sales revenue was generated from alternators and starters with mid-to-small displacement as compared to the same period of 2008. Our alternators and starters with small displacement generally have a lower margin than our alternators and starters with large displacement.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit increased by approximately $2.7 million, or 28.6%, to approximately $12.2 million for the three months ended June 30, 2009, compared with approximately $9.5 million for the same period in 2008 as a result of increased demand for and sales of our starters, rods and shafts and valve and tappet products.  Gross margin was 24.6% for the three-month period ended June 30, 2009, as compared to 25.9% of the same period in 2008.  Such decrease was mainly due to the increase of cost of sales on a percentage basis as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $2.0 million, or 74.4%, to approximately $4.7 million for the three months ended June 30, 2009, compared with approximately $2.7 million for the same period in 2008.  As a percentage of sales revenue, our total expenses increased to 9.5% for the three months ended June 31, 2009, compared from 7.4% for the same period in 2008.  The dollar and percentage increases were primarily due to the increase of administrative expenses, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our administrative expenses increased $1.3 million, or 92.6%, to approximately $2.8 million for the three months ended June 30, 2009, from approximately $1.4 million for the same period in 2008.  As a percentage of sales revenue, administrative expenses increased to 5.5% for the three months ended June 30, 2009, as compared to 3.9% for the same period in 2008. The increase in the amount and percentage of administrative expenses was primarily due to the consolidation of the financial results of Yearcity. We acquired 100% equity interest in Yearcity, the addition of Yearcity increased our administrative expenses.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products.  Our research and development expenses increased $174,010, or 59.9%, to $464,675 for the three months ended June 30, 2009 from $290,665 for the same period in 2008.  As a percentage of sales revenue, research and development costs increased to 0.9% from 0.8% for the three months ended June 30, 2008.  The Company expects to increase the amount of investments in research and development as revenues increase and will maintain the ratio of research and development costs to total sales revenue at approximately 1.0%.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.  Our selling expenses increased $523,511, or 52.6% to approximately $1.5 million for the three months ended June 30, 2009 from $994,993 for the same period in 2008.  As a percentage of sales revenue, our selling expenses were 3.1% for the three months ended June 30, 2009, which was 2.7% in the second quarter last year.  The increase in the amount and percentage of selling expenses was mainly due to the consolidation of Yearcity. Yearcity increased our selling expenses.

Net finance cost. Net finance cost includes interest income, interest expenses, bill discounting charges and net exchange loss/gain.  Our net finance cost increased $1.4 million, or 243.5% to $1.9 million for the three months ended on June 30, 2009 from $566,630for the same period last year. The increase was mainly due to the non-cash  exchange loss of $709,991 for the three months ended June 30, 2009, as compared to  the non-cash exchange gain of $299,429 for the same period of 2008, resulting from the EUR8.3 million loan from DEG Bank.

Income before Income Taxes and Noncontrolling Interests. Income before income taxes and noncontrolling interests decreased by approximately $477,300 or 7.1%, to approximately $6.3 million during the three months ended June 30, 2009 from approximately $6.8 million during the same period in 2008.  Income before income taxes as a percentage of sales revenue decreased to 12.6% during the three months ended June 30, 2009, as compared to 18.4% for the same period last year due to the factors described above.

Income Taxes.

Our income taxes decreased $163,042 to $633,024 during the three months ended June 30, 2009 from $796,426 during the same period in 2008.

Net Income attributable to Noncontrolling Interests. Our net income attributable to noncontrolling interests decreased $423,636, or 61.1% to $270,098 for the second quarter in 2009 from $693,734 for the same period in 2008. The net income attributable to noncontrolling interests were held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by $109,738, or 2.1%, to approximately $5.4 million during the three months ended June 30, 2009 from approximately $5.3 million during the same period in 2008, as a result of the factors described above.

Regardless of the non-cash exchange loss/gain of the Euro 8.3 million from DEG Bank, our net income attributable to Wonder Auto Technology, Inc. common stockholders increased $975,231, or 19.5% to approximately $6.0 million for the three months ended June 30, 2009, as compared to $5.0 million for the same quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales Revenue.  Sales revenue increased by approximately $21.9 million, or 32.2%, to approximately $89.6 million, compared with $67.8 million of the same period last year.  This increase was mainly attributable to the sales volume of our alternators and starters, and the inclusion of engine valves and tappets manufactured by Jinan Worldwide, which contributed approximately $19.9 million.

Sales revenue from alternators and starters was approximately $60.1 million, increased $394, 362 or 0.7% from $59.7 million of the same quarter in 2008.  Such moderate increase was mainly due to the decreased average selling prices resulted by the fact that a large portion of our revenue was generated from alternators and starters for mid-to-small displacement vehicles,  the decreased raw material prices during this quarter,  as well as the higher percentage of starters in the mix, which had lower average selling prices.

Sales from China increased by approximately $22.5 million, or 39.2%, to $80.1 million for the six months ended June 30, 2009, as compared with $57.6million for the last same period.

Cost of Sales. Our cost of sales increased by approximately $17.2 million, or 34.4%, to approximately $67.3 million for the six months ended June 30, 2009 from approximately $50.1 million during the same period in 2008.  This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales volume.  As a percentage of sales revenue, the cost of sales increased approximately 1.2% to 75.1 % during the six months ended June 30, 2009 from 73.9% for the same period of 2008.  The percentage increase was due to the fact that a large portion of our sales revenue was generated from alternators and starters with mid-to-small displacement as compared to the same period of 2008. Our alternators and starters with small displacement generally have a lower margin than our alternators and starters with large displacement.

Gross Profit. Our gross profit increased by approximately $4.6 million, or 26.2%, to approximately $ 22.3 million for the six months ended June 30, 2009, compared with approximately $17.7 million for the same period in 2008 as a result of increased demand for and sales of our starters, rods and shafts and valve and tappet products.  Gross margin was 24.9% for the six-month period ended June 30, 2009, as compared to 26.1% of the same period in 2008.  Such decrease was mainly due to  the increase of cost of sales on a percentage basis as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $3.6 million, or 69.7%, to approximately $8.7 million for the six months ended June 30, 2009, compared with approximately $5.1 million for the same period in 2008.  As a percentage of sales revenue, our total expenses increased to 9.7% for the six months ended June 31, 2009, compared from 7.6% for the same period in 2008.  The dollar and percentage increases were primarily attributable to the increase of administrative expenses, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Our administrative expenses increased $2.3 million, or 83.1%, to approximately $5.1 million for the six months ended June 30, 2009, from approximately $2.8 million for the same period in 2008.  As a percentage of sales revenue, administrative expenses increased/decreased to 5.7% for the six months ended June 30, 2009, as compared to 4.1% for the same period in 2008. The dollar and percentage increase were primarily due to the consolidation of the financial results of Yearcity and the increased professional expenses related to the acquisition of Yearcity. We acquired 100% equity interest in Yearcity, the addition of Yearcity increased our administrative expenses.

Research and Development Expenses. Our research and development costs increased $252,685, or 37.8%, to $920,907 for the six months ended June 30, 2009 from $668,222 for the same period in 2008.  As a percentage of sales revenue, research and development expenses remained  1.0% for the six months ended June 30.

Selling Expenses. Our selling expenses increased $1.0 million, or 60.4% to approximately $2.7 million for the six months ended June 30, 2009 from $1.7 million for the same period in 2008.  As a percentage of sales revenue, our selling expenses was 3.0% for the six months ended June 30, 2009, which was 2.5% for the same period in 2008.  The increase in the amount and percentage of selling expenses was mainly attributable to the addition of our new subsidiary. Yearcity increased our selling expenses .

Net finance cost.  Our net finance cost increased $509,754, or 33.5% to $2.0 million for the six months ended on June 30, 2009 from $1.5 million for the same period last year due to increase of  bank loans.

Income before Income Taxes and Noncontrolling Interests. Income before income taxes and noncontrolling interests increased by approximately $937,419 or 8.0%, to approximately $12.6 million during the six months ended June 30, 2009 from approximately $11.7 million during the same period in 2008.  Income before income taxes and noncontrolling interests as a percentage of sales revenue decreased to 14.1% during the six months ended June 30, 2009, as compared to 17.2% for the same period last year due to the factors described above.

Income Taxes.

Our income taxes increased $325,786 to $1.6 million during the six months ended June 30, 2009 from $1.2 million during the same period in 2008.  As a percentage of sales revenue, our income taxes increased/decreased to 1.7% for the six months ended June 30, 2009 from 1.8% for the same period of last year.  The decreased percentage was mainly because of government grant received by the Jinan Worldwide,  free of income tax.   Our effective income tax rate was 12.3% for the six months ended June 30, 2009.

Net Income attributable to Noncontrolling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to noncontrolling interests decreased $683,946, or 58.1% to $493,533 for the six months ended June 30, 2009 from $1.2 million for the same period in 2008, reflecting the net income attributable to noncontrolling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to the Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $1.3 million, or 14.0%, to approximately $10.5 million during the six months ended June 30, 2009 from approximately $9.3 million during the same period in 2008, as a result of the factors described above.

Business Segment Information
Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

In the second quarter of 2009, our sales revenue from our alternator products was approximately $31.8 million, our sales revenue from our starter products was approximately $28.3 million, our sales revenue from our rod and shaft products was approximately $9.7 million, and our sales revenue from our engine valves and tappets was approximately $19.9 million.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou.  Engine valves and tappets are manufactured by our newly acquired subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 14 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of June 30, 2009, the company had approximately $ 56.8 million of bank deposits. Our total assets was $283.1 million, and the total equity  was $116.9 million.  The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$14,387	$1,731
Net cash provided by (used in) investing activities	(9,159)	(16,388)
Net cash provided by (used in) financing activities	18,332	10,064
Effect of foreign currency translation on cash and cash equivalents	(1)	867
Net cash flow	23,559	(3,726)

Operating Activities

Net cash provided by operating activities was approximately $14.4 million for the six-month period ended June 30, 2009, which is an increase of approximately $12.7 million from approximately $1.7 million net cash provided by operating activities for the same period of 2008, which was mainly attributable to the increase in trade payable movement and the decrease in inventory movement.

The trade payable movement increased approximately $8.9 million to $13.4 million for the six months ended June 30, 2009, compared with approximately $4.4 million for the same period of last year.

The inventory movement decreased approximately $3.8 million to $2.5 million for the six months ended June 30, 2009, compared with $6.3 million for the same period of 2008.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment and , and payments for investment in subsidiaries and Money Victory.

Net cash used in investing activities for the six-month period ended June 30, 2009 was approximately $9.2 million, which is an decrease of approximately $7.2 million from net cash used in investing activities of approximately $16.4 million for the same period of 2008.

The decrease in net cash used in investing activities was mainly due to decreases in payments to acquire fixed assets and, and payments for investment in subsidiaries and unconsolidated affiliate.

Payments to acquire fixed assets decreased approximately $4.2 million to $3.4 million for the six months ended June 30, 2009, compared with $7.6 million for the same period of 2008.

Payments for investment in subsidiaries decreased approximately $3.2 million to $5.7 million for the six-month ended June 30, 2009, compared with $ 8.9 million for the same period of 2008.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2009 increased  approximately $8.2 million to $18.3 million as compared to approximately $10.1 million net cash provided by financing activities for the same period of 2008.

Such increase was mainly due to the approximately $ 9.4 million increase in a bank loan from Bank of China, which was specified in acquisition of Yearcity.

As of June 30, 2009, the company had approximately $ 56.8 million of bank deposits, and  Our total assets was $283.1 million, and the total equity  was $116.9 million.  Our debt-to-equity ratio was 63.9% as of June 30, 2009.  We plan to maintain our debt-to-equity ratio below 65%.

As of June 30, 2009, the amount, maturity date and term of each of our bank loans are as follows.

(All amounts in millions of U.S. dollars)

Short term loans

Banks	Amounts	Maturity Date	Duration
China construction Bank*	$2.9	Oct 28 2009	4 months
China construction Bank*	$1.5	Feb 24 2010	8 months
China construction Bank*	$5.9	Apr 12 2010	9 months
Bank of China*	$4.4	Nov 26 2009	5 months
Huaxia Bank*	$2.9	Jun 30 2010	1 year
China CITIC Bank*	$8.8	Apr 26 2010	10 months
China CITIC Bank*	$5.9	Jun 28 2010	1 year
Evergrowing Bank*	$2.9	Jun 22 2010	1 year
Bank of China*	$0.6	Dec 29 2009	6 months
Bank of Jinzhou*	$0.4	Mar 30 2010	9 months
Bank of Jinzhou*	$0.2	Aug 20 2009	2 months
Bank of Jinzhou*	$0.4	Sep 24 2009	3 months
Bank of China*	$0.4	Aug 19 2009	2 months
Bank of China*	$0.4	Aug 26 2009	3 months
Bank of China*	$2.9	Apr 28 2010	10 months
Bank of China*	$1.5	May 19 2010	11 months
SPD Bank*	$2.9	Sep 27 2009	3 months
Huaxia Bank*	$2.9	Sep 04 2009	2 months
SZD Bank*	$2.9	Sep 16 2009	3 months
China CITIC Bank*	$2.9	May 15 2010	10 months
Sub Total	$53.6

Installment loans

	Within 1 year	After 1 year but within 2 years	After 2 years but within 3 years	After 3 years but within 4 years	After 4 years but within 5 years	Total
Bank of China*	$0.6	$2.2	$2.2	$2.2	$2.2	$9.4
DEG Bank**	$3.2	$3.2	$3.2	$2.1	$-	$11.7

Sub total						$21.1

Total						$74.7

*The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8259
**The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB9.6158

During the second quarter of 2009, we repaid  bank loans in the total amount of approximately $48.5 million.  Approximately $57.5 million bank loans will mature within the next 12 months.  We plan to either repay these loans as they mature or refinance these loans.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented within stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The adoption of these FSP’s has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. This statement will be effective for the Company beginning the third quarter of fiscal 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2009.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2009, would decrease net income before provision for income taxes by approximately $0.7 million for the three months ended June 30, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity.  An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $0.7 million based on our outstanding revenues, costs and expenses, assets, and liabilities denominated in RMB as of June 30, 2009.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

 ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Qingjie Zhao and Mr. Meirong Yuan, respectively, evaluated the effectiveness of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Qingjie Zhao and Mr. Meirong Yuan concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Shareholders was held on Friday, June 12, 2009, in Beijing. China, at which the following matters were submitted to a vote of our shareholders:

(a) Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:

	FOR	AGAINST	ABSTENTIONS

Qingjie Zhao	23,973,352	9,633	322,441
Meirong Yuan	23,645,299	337,686	322,441
Larry Goldman	23,638,862	344,123	322,441
Xiaoyu Zhang	23,787,559	195,426	322,441
Xianzhang Wang	23,982,882	103	322,441

The five nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

(b) Votes regarding ratification of the appointment of PKF Hong Kong, Certified Public Accountants, as independent auditors of the Company to serve for the fiscal year ending December 31, 2009 were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

24,231,907	40,390	33,129	0

The appointment of PKF Hong Kong, Certified Public Accountants was ratified.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

DATED:  August 4, 2009

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