Form 10-Q
period 2009-09-30
Wonder Auto Technology, Inc
filed 2009-11-02
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,959,994

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2009 and 2008
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 26

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Sales revenue	$58,961,604	$39,265,821	$148,588,838	$107,041,424
Cost of sales	45,007,159	29,139,968	112,320,802	79,238,857

Gross profit	13,954,445	10,125,853	36,268,036	27,802,567

Operating expenses
Administrative expenses	2,594,285	1,676,857	7,662,331	4,444,210
Research and development expenses	487,572	459,804	1,408,479	1,128,026
Selling expenses	2,080,438	1,209,170	4,811,601	2,912,020

	5,162,295	3,345,831	13,882,411	8,484,256

Income from operations	8,792,150	6,780,022	22,385,625	19,318,311
Other income	149,146	107,023	827,043	520,349
Government grants	397,277	-	749,815	-
Net finance (costs)/income - Note 3	(1,481,640)	139,381	(3,511,726)	(1,380,951)
Equity in net income of an unconsolidated affiliate	-	567,802	-	792,924

Income before income taxes and noncontrolling interests	7,856,933	7,594,228	20,450,757	19,250,633
Income taxes - Note 4	(939,622)	(632,570)	(2,492,651)	(1,859,813)

Net income before noncontrolling interests	6,917,311	6,961,658	17,958,106	17,390,820
Net income attributable to noncontrolling interests	(410,290)	(608,120)	(903,823)	(1,785,599)

Net income attributable to Wonder Auto Technology, Inc. common stockholders	$6,507,021	$6,353,538	$17,054,283	$15,605,221

Net income before noncontrolling interests	$6,917,311	$6,961,658	$17,958,106	$17,390,820
Other comprehensive income Foreign currency translation adjustments	167,348	185,858	112,056	4,448,672

Comprehensive income	7,084,659	7,147,516	18,070,162	21,839,492
Comprehensive income attributable to noncontrolling interests	(421,159)	(623,982)	(904,590)	(2,372,767)

Comprehensive income attributable to Wonder Auto Technology, Inc. common stockholders	$6,663,500	$6,523,534	$17,165,572	$19,466,725

Earnings per share attributable to Wonder Auto Technology, Inc. common stockholders: basic and diluted	$0.24	$0.24	$0.63	$0.58

Weighted average number of sharesoutstanding: basic and diluted	26,959,994	26,959,994	26,959,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$21,419,751	$8,159,156
Restricted cash	21,283,623	24,181,645
Trade receivables, net	50,640,997	46,571,619
Bills receivable	21,351,329	8,388,926
Other receivables, prepayments and deposits	9,225,466	16,408,304
Inventories - Note 5	46,916,547	44,016,192
Amount due from Hony Capital	-	7,637,216
Income tax recoverable	-	289,000
Deferred taxes	1,204,625	1,075,766

Total current assets	172,042,338	156,727,824
Intangible assets - Note 6	22,097,408	22,062,560
Property, plant and equipment, net - Note 7	71,883,262	69,131,579
Land use rights	10,206,638	10,391,527
Deposit for acquisition of property, plant and equipment	2,554,387	3,845,774
Deferred taxes	628,382	870,500

TOTAL ASSETS	$279,412,415	$263,029,764

See the accompanying notes to condensed consolidated financial statements

`
Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$30,633,985	$21,616,932
Bills payable	31,161,376	31,247,100
Other payables and accrued expenses	13,540,880	20,465,014
Provision for warranty - Note 8	2,581,872	2,377,620
Payable to Hony Capital	-	10,187,216
Income tax payable	602,290	-
Secured borrowings - Note 9	54,010,768	44,055,803
Early retirement benefits cost	371,247	419,301

Total current liabilities	132,902,418	130,368,986
Secured borrowings - Note 9	18,577,971	16,054,478
Deferred revenue - government grants	3,382,726	2,806,777
Early retirement benefits cost	519,895	798,115

TOTAL LIABILITIES	155,383,010	150,028,356

COMMITMENTS AND CONTINGENCIES - Note 10

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2009 and 2008; none issued and outstanding	-	-
Common stock: par value $0.0001 per share Authorized 90,000,000 shares in 2009 and 2008; issued and outstanding 26,959,994 shares in 2009 and 2008	2,696	2,696
Additional paid-in capital - Note 2	67,711,999	71,349,599
Statutory and other reserves	7,944,120	7,628,541
Accumulated other comprehensive income	9,609,908	8,424,270
Retained earnings	31,708,870	14,654,587

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’ EQUITY	116,977,593	102,059,693

NONCONTROLLING INTERESTS	7,051,812	10,941,715

TOTAL EQUITY	124,029,405	113,001,408

TOTAL LIABILITIES AND EQUITY	279,412,415	$263,029,764

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008

	Nine months ended
	September 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Wonder Auto Technology, Inc. common stockholders	$17,054,283	$15,605,221
Adjustments to reconcile net income attributable to Wonder Auto Technology, Inc. common stockholders to net cash provided by operating activities:
Depreciation	4,239,790	2,248,751
Amortization of intangible assets and land use rights	297,888	85,162
Deferred taxes	111,617	(208,858)
Loss (gain) on disposal of property, plant and equipment	59,490	(1,205)
Provision for doubtful debts	303,738	(4,020)
Provision of obsolete inventories	26,149	43,671
Exchange loss (gain) on translation of monetary assets and liabilities	387,701	(828,205)
Equity net income of a non-consolidated affiliate	-	(792,924)
Share-based payment compensation	-	109,772
Noncontrolling interests	903,823	1,785,599
Deferred revenue amortized	(193,408)	-
Changes in operating assets and liabilities :
Trade receivables	(4,366,425)	(15,303,061)
Bills receivable	(11,649,801)	6,302,977
Other receivables, prepayments and deposits	1,694,880	(1,860,072)
Inventories	(2,926,673)	(6,365,418)
Trade payables	9,010,565	3,254,639
Other payables and accrued expenses	(4,604,814)	(1,584,738)
Amount due from a related company	-	78,516
Early retirement benefit costs	(325,977)	-
Provision for warranty	203,981	542,873
Income tax payable	886,176	(9,835)

Net cash flows provided by operating activities	$11,112,983	$3,098,845

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2009 and 2008

	Nine months ended September 30,
	(Unaudited)
	2009	2008
Cash flows from investing activities
Payments to acquire intangible assets	$(146,600)	$(7,080)
Payments to acquire and for deposit for acquisition of property, plant and equipment and land use right	(6,463,215)	(11,776,593)
Proceeds from sales of property, plant and equipment	29,125	100,988
Proceeds from sales of Money Victory Limited	5,950,000	-
Net cash paid to acquire Jinzhou Hanhua Electrical Systems Co., Ltd.	-	(3,042,676)
Net cash paid to acquire Money Victory Limited	-	(5,000,000)
Net cash paid to acquire Jinzhou Karham Co., Ltd.	-	(703,712)
Net cash paid to acquire Fuxin Huirui Mechanical Co., Ltd.	-	(140,990)
Net cash paid to acquire Yearcity	(9,936,057)	-
Net cash paid to acquire Jinzhou Wanyou Mechanical Parts Co., Ltd.	(1,705,437)	-

Net cash flows used in investing activities	(12,272,184)	(20,570,063)

Cash flows from financing activities
Dividend paid to Winning	-	(384,500)
Government grants received	769,006	-
Decrease in bills payable	(1,381,350)	(4,819,593)
Decrease in restricted cash	2,888,474	4,011,467
Proceeds from secured borrowings	64,274,001	15,631,122
Repayment of secured borrowings	(52,193,550)	(9,196,570)

Net cash flows provided by financing activities	14,356,581	5,241,926

Effect of foreign currency translation on cash and cash equivalents	63,215	980,483

Net increase (decrease) in cash and cash equivalents	13,260,595	(11,248,809)

Cash and cash equivalents - beginning of period	8,159,156	26,102,993

Cash and cash equivalents - end of period	$21,419,751	$14,854,184

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$3,382,425	$1,346,694
Income taxes	$1,489,450	$1,656,577

Non-cash investing and financing activities:
Settlement of amount due to Hony Capital II, L.P.
(“Hony Capital”) by offsetting with amount due from Hony Capital	$7,626,804	$-

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and nine-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies (Cont’d)

Basis of presentation (Cont’d)

In accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented within total equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of September 30, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Beijing Hyundai Motor Company	$9,313,686	$4,322,161	$23,416,316	$16,693,305
Harbin Dongan Auto Engine Co., Ltd.	6,252,524	5,126,701	15,863,696	13,630,673

	$15,566,210	$9,448,862	$39,280,012	$30,323,978

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies (Cont’d)

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

	As of September 30, 2009		As of December 31, 2008
	(Unaudited)		(Audited)
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$72,588,739	$72,889,049	$60,110,281	$61,196,042

The fair values of secured borrowings and government loan are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Noncontrolling Interests (Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Business Combinations (Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Intangibles-Goodwill and Other (Included in ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this standard has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in ASC 320-10-65, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this statement has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 has no material impact on the Company’s financial statements.

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Corporate information and summary of significant accounting policies

Recently issued accounting pronouncements (Cont’d)

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

During 2008, the Company disposed of an unconsolidated affiliate, Money Victory Limited (“Money Victory”), to Golden Stone Capital Limited (“Golden Stone”) at a cash consideration of $5.95 million (“Money Victory Consideration”) which was still outstanding and included in other receivables as of December 31, 2008.  On January 4, 2009, Wonder Auto Limited, Jinzhou Hall, Magic Era and Golden Stone entered into a debt transfer agreement agreed that a partial Yearcity Consideration amounted to $5.95 million was settled by offsetting with Money Victory Consideration. During the third quarter of 2009, the Company was notified by the PRC authority that this offsetting arrangement was not approved, and paid cash to settle the $5.95 million to Magic Era in July 10, 2009 and received the same amount from Golden Stone on July 13, 2009.

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

The schedule below illustrates the effects of changes in the Company’s equity interest in Yearcity on the Company’s equity:

	Nine months ended
	September 30,
	(Unaudited)
	2009	2008

Net income attributable to Wonder Auto Technology, Inc. common stockholders	$17,054,283	$15,605,221

Transfers to noncontrolling interest
Decrease in the Company’s additional paid-in capital for purchase of 35% equity interest of Yearcity (Note a)	(3,637,600)	-

Change from net income attributable to Wonder Auto Technology, Inc. common stockholders and transfers to noncontrolling interest	$13,416,683	$15,605,221

Note:-

a)	Total cash consideration paid for the acquisition of 35% equity interest in Yearcity	$7,042,165
	35% noncontrolling interest in Yearcity	(4,794,493)
	35% noncontrolling interest in accumulated other comprehensive income	1,074,349
	35% noncontrolling interest in statutory and other reserves	315,579

		$3,637,600

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Net finance (costs)/incom1e

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Interest income	$(178,901)	$(62,547)	$(669,569)	$(229,700)
Interest expenses	1,052,799	668,202	3,260,773	1,777,908
Bills discounting charges	39,951	58,599	358,779	211,050
Bank charges	135,080	49,426	316,170	123,788
Net exchange loss (gain)	413,808	(853,061)	183,292	(502,095)
Finance charges from early retirement benefits cost	18,903	-	62,281	-

	$1,481,640	$(139,381)	$3,511,726	$1,380,951

4.	Income taxes

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

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008, the reduction has been further extended for 2009 and 2010. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and the Company expects it will be subject to a tax rate of 12.5% for 2008 and 25% for 2009.  Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate to 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and we expect it will be subject to a tax rate of 12.5% for 2008 and 2009.  Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Worldwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor Co., Ltd (“Wonder Motor”) and Jinzhou Wonder is subject to a rate of 25%.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Inventories

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$8,082,536	$9,783,335
Work-in-progress	3,662,811	3,708,490
Finished goods	35,479,684	30,807,295

	47,225,031	44,299,120
Provision for obsolete inventories	(308,484)	(282,928)

Net	$46,916,547	$44,016,192

6.	Intangible assets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs:
Goodwill	$18,904,782	$18,904,782
Customer contracts	49,053	49,053
Know-how with infinite useful life	1,830,345	1,683,645
Know-how with finite useful life	1,467,000	1,467,000
Trademarks and patents	26,145	26,144

	22,277,325	22,130,624
Accumulated amortization	(179,917)	(68,064)

Net	$22,097,408	$22,062,560

7.	Property, plant and equipment

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Buildings	$33,554,414	$31,276,571
Plant and machinery	43,715,520	40,140,804
Furniture, fixtures and equipment	1,327,889	1,207,159
Tools and equipment	5,452,696	4,879,920
Leasehold improvements	787,960	602,785
Motor vehicles	1,926,721	1,972,149

	86,765,200	80,079,388
Accumulated depreciation	(18,695,501)	(14,835,046)
Construction in progress	3,813,563	3,887,237

Net	$71,883,262	$69,131,579

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of September 30, 2009, certain property, plant and equipment with aggregate net book value of $23,614,908 was pledged to bank to secure general banking facilities (note 9(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

8.	Provision for warranty

(Unaudited)

Balance as of January 1, 2009	$2,377,620
Claims paid for the period	(1,041,275)
Additional provision for the period	1,245,257
Translation adjustments	270

Balance as of September 30, 2009	$2,581,872

9.	Secured borrowings

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Short-term borrowings
Short-term loans - Note 9(i)	$50,024,701	$42,481,386
Long-term loans - current portion	3,986,067	1,574,417

	54,010,768	44,055,803

Long-term borrowings - Note 9(ii)
Interest bearing:-
- at 5.35% per annum	1,026,900	-
- at 5.76% per annum	9,388,800	-
- at 6.95% per annum	12,148,338	11,760,895
- at 7.56% per annum	-	5,868,000

	22,564,038	17,628,895
Less: current maturities	(3,986,067)	(1,574,417)

	18,577,971	16,054,478

	$72,588,739	$60,110,281

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Secured borrowings (Cont’d)

Notes :-

(i)	The weighted-average interest rate for short-term loans as of September 30, 2009 and December 31, 2008, were 5.63% and 6.75%, respectively.

(ii)	Long-term borrowings are repayable as follows:-
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Within one year	$3,986,067	$1,574,417
After one year but within two years	5,416,392	9,016,834
After two years but within three years	5,416,392	3,148,834
After three years but within four years	4,554,463	3,148,834
After four years but within five years	2,163,824	739,976
After five years	1,026,900	-

	$22,564,038	$17,628,895

As of September 30, 2009, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$94,775,535	$72,588,739	$22,186,796

The above secured borrowings were secured by the following:

(a)	Property, plant and equipment with carrying value of $23,614,908 (note 7);

(b)	Land use right with carrying value of $4,894,199;

(c)	Guarantees executed by third parties;

(d)	Guarantees executed by a third party of which Jinan Worldwide executed a counter guarantee to that third party’s guarantee;

(e)	Guarantees executed by Yuncong Ma, the Company’s director; and

(f)	Guarantees executed by a related company of which Mr. Qingjie Zhao (“Mr. Zhao”), a director of the Company, is a director and a shareholder.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Commitments and contingencies

(a)	Capital commitment

As of September 30, 2009, the Company had capital commitments in respect of the acquisition of property, plant and equipment and acquisition of a subsidiary as described in note 14(i) amounting to $1,311,885 and $12 million respectively, which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of September 30, 2009, the Company had non-cancelable operating leases for its warehouses and shuttle bus.  The leases will expire in December 2009 and the expected payment is $95,055.

The rental expense relating to the operating leases was $499,784 and Nil for the nine months ended September 30, 2009 and 2008 respectively.

11.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $2,266,795 and $771,961 for the nine months ended September 30, 2009 and 2008 respectively.

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

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$53,010,493	$51,355,332	$48,357,149	$42,788,285	$14,433,097	$12,897,807	$32,788,099	$-	$148,588,838	$107,041,424
Interest income	75,488	60,446	66,597	42,916	11,046	21,588	516,242	-	669,373	124,950
Interest expenses	1,257,505	1,059,478	1,203,520	890,111	88,077	39,378	1,070,450	-	3,619,552	1,988,967
Amortization	109,970	34,052	82,390	35,721	1,374	12,263	88,445	-	282,179	82,036
Depreciation	1,222,557	1,372,358	955,531	684,275	332,057	183,856	1,624,895	-	4,135,040	2,240,489
Segment profit	7,414,933	9,803,626	5,645,040	6,431,405	3,249,381	3,167,650	4,831,344	-	21,140,698	19,402,681
Expenditure for segment assets	$2,162,837	$1,741,361	$1,904,149	$2,688,607	831,898	$3,001,533	$1,308,329	$-	$6,207,213	$7,431,501

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$21,201,583	$19,167,752	$20,070,969	$15,275,137	$4,755,762	$4,822,932	$12,933,290	$-	$58,961,604	$39,265,821
Interest income	41,017	23,194	37,489	16,066	5,826	11,958	94,496	-	178,828	51,218
Interest expenses	405,001	349,163	457,216	348,293	27,254	29,345	203,279	-	1,092,750	726,801
Amortization	33,419	11,664	30,716	12,339	458	-	29,485	-	94,078	24,003
Depreciation	365,577	344,885	399,831	284,465	113,336	77,739	543,814	-	1,422,558	707,089
Segment profit	2,850,327	4,026,928	2,177,896	2,486,831	914,798	1,000,499	2,149,597	-	8,092,618	7,514,258
Expenditure for segment assets	$959,561	$568,958	$851,950	$1,517,152	$541,006	$296,549	$737,103	$-	$3,089,620	$2,382,659

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$84,509,537	$72,097,609	$77,460,373	$58,300,925	$35,417,792	$30,146,314	$75,806,500	$92,832,061	$273,194,202	$253,376,909

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Total consolidated revenue	$58,961,604	$39,265,821	$148,588,838	$107,041,424

Total profit for reportable segments	$8,092,618	$7,514,258	$21,140,698	$19,402,681
Unallocated amounts relating to operations:
Interest income	73	11,329	196	104,750
Equity in net income of an non-consolidated affiliate	-	567,802	-	792,924
Other income	1,744	-	3,109	122,315
Exchange loss	(40)	(60,266)	(226)	(241,446)
Finance costs	(372)	(4,472)	(1,051)	(7,637)
Amortization	(5,237)	(3,126)	(15,709)	(3,126)
Depreciation	(36,089)	(3,888)	(104,750)	(8,262)
Other expenses	(195,764)	(427,409)	(571,510)	(911,566)

Income before income taxes and noncontrolling interests	$7,856,933	$7,594,228	$20,450,757	$19,250,633

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$273,194,202	$253,376,909
Cash and cash equivalents	2,146,935	259,630
Inventories	130,758	-
Other receivables	157,078	69,463
Receivable from disposal of an non-consolidated affiliate	-	5,950,000
Deposit for acquisition of property, plant and equipment	480,482	448,161
Intangible assets	1,012	1,096
Land use right	1,014,739	1,030,377
Property, plant and equipment	2,287,209	1,894,128

	$279,412,415	$263,029,764

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

PRC	$52,654,205	$33,044,035	$132,783,338	$90,628,025
South Korea	1,997,778	2,048,163	4,403,311	7,163,748
Brazil	1,509,202	1,375,947	4,873,493	3,169,297
Mexico	-	-	10,725	1,768,600
United States	524,373	1,689,614	2,347,994	1,892,715
Germany	-	-	-	829,543
Others	2,276,046	1,108,062	4,169,977	1,589,496

Total	$58,961,604	$39,265,821	$148,588,838	$107,041,424

13.	Reclassification of certain items in the Condensed Consolidated Financial Statements

The change of the bills payable of $4,819,593 for the nine months ended September 30, 2008, which were originally reflected in the movement of bills payable under “Cash flows from operating activities”, was reclassified to reflect in the movement of bills payable under “Cash flows from financing activities” to Condensed Consolidated Statements of Cash Flows.

In additions, the change of the restricted cash of $4,011,467 for the nine months ended September 30, 2008, which were originally reflected in the movement of restricted cash under “Cash flows from investing activities”, was reclassified to reflect in the movement of restricted cash under “Cash flows from financing activities” to Condensed Consolidated Statements of Cash Flows.

The reclassification has no impact on the sales revenue, income from operations and net income attributable to Wonder Auto Technology, Inc. for the nine months ended September 30, 2008 and the total assets and total liabilities of the Company as of December 31, 2008 except the net cash flows (used in) provided by operating activities was changed from $(1,720,748) to $3,098,845, the net cash flow used in investing activities was changed from $16,558,596 to $20,570,063 and the net cash flow provided by financing activities was changed from $6,050,052 to $5,241,926.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Subsequent events

(i)
On September 22, 2009, Jinzhou Wanyou entered a Share Purchase Agreement (“Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands corporation, pursuant to which Jinzhou Wanyou agreed to purchase Winning’s 100% equity interest in Friend Birch Limited (“Friend Birch”), a Hong Kong corporation, representing all the equity interest in Friend Birch held by Winning at a cash consideration of $12 million. Upon the completion of the transaction, Friend Birch will become a subsidiary of the Company and thereby indirectly acquiring Friend Birch’s wholly owned PRC subsidiaries, Jinzhou Jiade Machinery Co., Ltd. (“Jinzhou Jiade”) and Jinzhou Lida Auto Parts Co., Ltd. (“Jinzhou Lida”).  Jinzhou Jiade and Jinzhou Lida are companies engaged in designing, manufacturing and selling gas spring shafts and other thin mechanical shafts products, automotive springs and gas springs.  As part of the transaction, Jinzhou Wanyou will also acquire all proprietary technology of Friend Birch’s rods and shafts technology center in Brazil which worth $6 million of the total consideration. The Company has to carry out inspection and acceptance of abovementioned technology within two months of the signing date of this agreement.

According to the Purchase Agreement and supplementary agreement (“Supplementary Agreement”) entered into between Jinzhou Wanyou and Winning, the consideration of $12 million should be settled by three installment. The first installment of $1.8 million was settled on October 19, 2009. The second installment of 6.2 million will be settled on December 22, 2009. The final installment of $4 million will be settled within ten days after signing of the acceptance agreement of abovementioned technology.

Disclosure of certain information for the acquisition of Friend Birch in accordance with SFAS No.141 (Revised) “Business Combinations” has not been included in this condensed consolidated financial statements as this acquisition is conditional on the inspection and acceptance of the aforementioned intangible assets which is incomplete and certain financial information required for such disclosure is not yet available at the date of this Form 10-Q.

(ii)
On October 28, 2009, the Company filed a prospectus supplement with the SEC for an underwritten public offering of its common stock up to 6,000,000 shares.  The per share price for the offering has not yet been determined.  Please refer to the prospectus supplement dated October 28, 2009 filed with SEC for the details of this offering.

(iii)
On October 29, 2009, the Company’s subsidiaries, Wonder Motor and Jinzhou Halla, entered into two separate framework purchase agreements (“Framework Purchase Agreements”) with Jinzhou Wonder Alternative Energy Vehicle Technology Co., Ltd (“Jinzhou AEV”) to sell certain models of electric motors and related drive assembly (“Motor Products”) to Jinzhou AEV. Mr. Zhao, the Company’s chief executive officer and director, is a 60% owner and serves as the chairman of Jinzhou AEV.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Subsequent events (cont'd)

According to the Framework Purchase Agreements, Jinzhou AEV will purchase total number of expected units of Motor Products from Wonder Motor amounting to 1200 units in 2009 and 15,000 units in 2010 and from Jinzhou Halla amounting to 250 units in 2009 and 6500 units in 2010 with expected profit margin of 20%-25% and 25%-30% respectively.

On October 29, 2009, the Audit Committee approved these related-party transactions and recommended approval of the Framework Purchase Agreements to the Board of Directors. The Board of Directors approved the Framework Purchase Agreements on October 29, 2009, with Mr. Zhao abstaining.

The Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position, results of operations or cash flows. The Company’s financial statements for the quarter ended September 30, 2009 were issued on November 2, 2009. The Company has determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our present intentions and on our present expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, that could cause actual results or events to differ materially from those we anticipate or project. These statements include, among other things, statements relating to:

•	our expectations regarding the market for our automotive products;

•	our expectations regarding the continued growth of the automotive industry;

•	our beliefs regarding the competitiveness of our automotive products;

•	our expectations regarding the expansion of our manufacturing capacity;

•	our expectations with respect to increased revenue and earnings growth and our ability to increase our production volumes;

•	our future business development, results of operations and financial condition;

•	competition from other manufacturers of automotive electrical products;

•	the loss of any member of our management team;

•	our ability to integrate acquired subsidiaries and operations into existing operations;

•	market conditions affecting our equity capital;

•	our ability to successfully implement our selective acquisition strategy;

•	changes in general economic conditions; and

•	changes in accounting rules or the application of such rules.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Certain Terms

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  Unless the context otherwise requires, all references to:

•	“Jinan Worldwide” are references to Jinan Worldwide Auto Accessories Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinzhou Dongwoo” are references to Jinzhou Dongwoo Precision Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;
•	“Jinzhou Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Jinzhou Hanhua” are references to Jinzhou Hanhua Electrical System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;

•	“Jinzhou Karham” are references to Jinzhou Karham Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 65% owned subsidiary of the Company;
•	“Jinzhou Wanyou” are references to Jinzhou Wanyou Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Wonder Motor” are references to Jinzhou Wonder Motor Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•
“Jinzhou Equipment” are references to Jinzhou Wonder Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Fuxin Huirui” are references to Jinzhou Huirui Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
•	“Yearcity” are references to Yearcity Limited, a British Virgin Islands company and an indirect, wholly owned subsidiary of the Company;
•	“Wonder Auto Limited” are references to Wonder Auto Limited, a British Virgin Islands company and a direct, wholly owned subsidiary of the Company;
•	“China” and “PRC” are references to People’s Republic of China;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“$” are to the legal currency of the United States.

Overview of Our Business

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries are primarily engaged in business of designing, developing, manufacturing and selling automotive electric parts, suspension products and engine components. Our products include alternators, starters, engine valves and tappets, and rods and shafts for use in shock absorber systems. We have been producing alternators and starters in China since 1997, and according to the China Association of Automobile Manufacturers, or CAAM, in 2008 we ranked second and third in sales revenue in the Chinese market for automobile alternators and starters, respectively. Our subsidiary Jinan Worldwide, which we acquired in October 2008, has been producing engine valves and tappets for over 50 years, and we believe we are now one of the largest manufacturers of engine valves and tappets in China in terms of sales volume as a result of the acquisition.

Our products are used in a wide range of passenger and commercial automobiles, and we are especially focused on the fast-growing small- to medium-engine passenger vehicle market. We sell our products primarily within China to well-known domestic and international automobile original equipment manufacturers, or OEMs, engine manufacturers and automotive parts suppliers. We are increasingly exporting our products to international markets.

Recent Developments

On October 29, 2009, the Company’s subsidiary Wonder Motor entered into a framework purchase agreement (the “Wonder Motor Agreement”) with Jinzhou Wonder Alternative Energy Vehicle Technology Co., Ltd. (“Jinzhou AEV”). On the same date, the Company’s subsidiary Jinzhou Halla entered into a separate framework purchase agreement (“Jinzhou Halla Agreement,” together with the Wonder Motor Agreement, the “Agreements”) with Jinzhou AEV.  Mr. Qingjie Zhao, the Company’s chief executive officer and director, is a 60% owner and serves as the chairman of Jinzhou AEV.

Under the Agreements, Wonder Motor and Jinzhou Halla will sell several models of electric motors to Jinzhou AEV.  The parties established a price range for each model of motor that will fluctuate based on the volume of units sold. Upon the submission of a purchase order by Jinzhou AEV, the per unit pricing will be set. The pricing of the electric motors to be sold under the Wonder Motor Agreement targets an expect profit margin of between 20-25% depending on order size.  The pricing of the electric motors to be sold under the Jinzhou Halla Agreement targets an expect profit margin of between 25-30% depending on order size.

On October 29, 2009, the Audit Committee of the Board approved the related-party transactions and recommended approval of the Agreements to the Board. The Board approved the Agreements on October 29, 2009, with Mr. Zhao abstaining. Please see our current report on Form 8-K filed on October 30, 2009 for more details.

We recently filed a prospectus supplement, subject to completion, dated October 28, 2009, with the U.S. Securities and Exchange Commission (the “SEC”) for an underwritten public offering of our common stock.  We are offering up to 6,000,000 shares in the offering.  The per share price for the offering has not yet been determined.  Piper Jaffray & Co., Jefferies & Company, Inc. and Oppenheimer & Co. Inc. are acting as joint book running, lead managers for the offering and Roth Capital Partners is acting as co-manager.  The common stock to be sold in the offering may not be sold, nor may any offers to buy be accepted, except pursuant to the prospectus supplement, We intend to use the net proceeds from the offering for general corporate purposes, including expanding capacity at our existing facilities and investing in new businesses, products and technologies, both through acquisitions and capital programs, and funding our ongoing operating and working capital requirements..  Copies of the prospectus supplement relating to the offering can be obtained by contacting the prospectus department at any of the joint book running, lead managers and on the SEC’s EDGAR website at www.sec.gov.

Third Quarter Financial Performance Highlights

Despite the overall economic slowdown in the global economy, we continued to experience strong demand for our products during the third quarter of 2009 and growth in our sales revenue. The automobile market in China, especially the market for small to medium engine automobiles, continued to expand in the third quarter of 2009 albeit at a slower pace than in recent years. This growth was due, in part, to several programs and regulatory drives initiated by the Chinese government, including the reduction of consumption tax rates assessed on low-emission vehicles, a new fuel tax with favorable tax treatment to low-emission vehicles, reduced sales tax on sales of small engine vehicles and the “Cars to the Countryside” program which provides subsidy for purchase of certain small engine minibuses. We were able to capitalize on this growth trend during the third quarter of 2009. Our third fiscal quarter financial results also benefitted from the consolidation of Jinan Worldwide which we acquired 65% interest in October 2008 and the remaining 35% in January 2009.  Jinan Worldwide contributed approximately $12.9 million in the third quarter of 2009, accounting for approximately 21.9% of the total sales revenue of such period. In this quarter, we also entered into agreement to acquire Friend Birch Limited, thereby indirectly acquiring its wholly owned Chinese subsidiaries, Jinzhou Jiade Machinery Co., Ltd. and Jinzhou Lida Auto Parts Co., Ltd., which are engaged in designing, manufacturing and selling gas spring shafts and other thin mechanical shafts products, automotive springs and gas spring.  As part of the transaction, we also acquired all proprietary technologies of Friend Birch Limited’s rods and shafts technology center in Brazil. We believe the acquisition of Friend Birch Limited and its subsidiaries will help us to cost-effectively manage growth in production capacity and increase profitability in the future.

The following are some financial highlights for the third quarter of 2009:

•	Sales Revenue: Our sales revenue was approximately $59.0 million for the third quarter of 2009, an increase of 50.2% from the same quarter of last year.

•	Net Income: Net income was approximately $6.5 million for the third quarter of 2009, an increase of 2.4% from the same period of last year.

•	Basic and Diluted Earnings per Share: $0.24 for the third quarter of 2009, while non-GAAP earnings per share was $0.26 for the third quarter of 2009.

Our net income was materially impacted by non-cash exchange loss/gain resulted from an outstanding loan of EUR8.3 million from DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH (the “DEG Loan”). In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the non-cash exchange loss/gain on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of such items on our financial results.

(All amounts, other than share and per share numbers, in millions of U.S. dollars)
	Three Months Ended September 30,
	2009	2008
Calculation of non-GAAP net income:
GAAP net income	$6.5	$6.4
Foreign exchange (loss) gain:	$(0.4)	$1.0
Non-GAAP net income	$6.9	$5.5
Basic and diluted non-GAAP net income per share	$0.26	$0.20
Shares used in the calculation of non-GAAP net income per share – basic and diluted	26,959,994	26,959,994

RESULTS OF OPERATIONS

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended				Nine months ended
	September 30				September 30
	(unaudited)				(unaudited)
	2009		2008		2009		2008
Sales revenue	$58,962	100%	$39,266	100%	$148,589	100%	$107,041	100%
Cost of sales	45,007	76.3%	29,140	74.2%	112,321	75.6%	79,239	74.0%
Gross profit	13,954	23.7%	10,126	25.8%	36,268	24.4%	27,803	$26.0%
Expenses
Administrative expenses	2,594	4.4%	1,677	4.3%	7,662	5.2%	4,444	4.2%
Selling expenses	2,080	3.5%	1,209	3.1%	4,812	3.2%	2,912	2.7%
Research and development costs	488	0.8%	460	1.2%	1,408	0.9%	1,128	1.1%
Total expenses	5,162	8.8%	3,346	8.5%	13,882	9.3%	8,484	7.9%

Net Finance Costs (Income)	1,482	2.5%	-139	-0.4%	3,512	2.4%	1,381	1.3%
Income before income taxes and noncontrolling interests	7,857	13.3%	7,594	19.3%	20,451	13.8%	19,251	18.0%
Income taxes	940	1.6%	633	1.6%	2,493	1.7%	1,860	1.7%
Net income attributable to noncontrolling interests	410	0.7%	608	1.5%	904	0.6%	1,786	1.7%

Net income	$6,507	11.0%	$6,354	16.2%	$17,054	11.5%	$15,605	14.6%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales Revenue. Our sales revenue is mainly generated from sales of alternators, starters, rods and shafts, and engine valves and tappets. During the third quarter of 2009, we experienced solid growth in revenues. Sales revenue increased by approximately $19.7 million, or 50.2%, to approximately $59.0 million for the three months ended September 30, 2009, compared with $39.3 million of the same period last year. This increase was mainly attributable to the $12.9 million in additional revenues generated in the third quarter of 2009 by our recently acquired subsidiary, Jinan Worldwide, which is included in our consolidated operating results.  In October 2008, we acquired 65% interest in Jinan Worldwide, which manufactures and sells engine valves and tappets, and we acquired the remaining 35% interest in January 2009.  We also benefited from the increased sales volume of starter and alternator products in the third quarter of 2009 due to the high market demand. The automobile market in China, especially the market for small- to medium engine automobiles which is the primary market for our products, continued to expand in the third quarter of 2009 due, in part, to several programs and regulatory drives initiated by the Chinese government. We capitalized on this growth trend during the third quarter of 2009.

The following table shows the different segments comprising our total revenues for the three months ended September 30, 2009 and 2008.

All amounts, except percentage of revenues, in thousands of U.S. dollars

	2009		2008
		Percent of		Percent of
Sales Revenue	Amount	Sales Revenue	Amount	Sales Revenue
Alternators	$21,202	36.0%	$19,167	48.8%
Starters	20,071	34.0%	15,275	38.9%
Rods and shafts	4,756	8.1%	4,823	12.3%
Valves and Tappets	12,933	21.9%	-	-
Total	$58,962	100%	$39,266	100%

Sales revenue from alternators and starters was $41.3 million in the three months ended September 30, 2009, as compared to $34.4 million in the same quarter last year. Domestic sales in China continue to be our major source of sales revenue. Sales revenue from sales of alternators and starter in China increased by approximately $7.2 million or 22.8% to approximately $38.6 million in the three months ended September 30, 2009 from $31.4 million of the same quarter in 2008. The increase mainly resulted from the increased market demand as discussed above.

Sales revenue from rods and shafts was $4.8 million in the three months ended September 30, 2009, a slight decrease of $67,170 from the same period last year. The decrease was mainly due to less exports of our rods and shafts products. The global economic downturn has had a severe adverse impact on the international automobile industry which, in turn, negatively affected the gross margin we could make on export sales. We made a strategic decision in this quarter to reduce exports of our rods and shaft products to maintain our profitability targets. Sales of rods and shafts in China were approximately $2.5 million in the third quarter of 2009, up $810,866, or 49.5% from $1.6 million of the same period in 2008.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead.  Our cost of sales increased by approximately $15.9 million, or 54.5%, to approximately $45.0 million for the three months ended September 30, 2009 from approximately $29.1 million during the same period in 2008.  This increase was mainly due to the increase in our raw materials and labor costs, which we believe were generally in line with the increase in our sales volume.  As a percentage of sales revenue, the cost of sales increased to 76.3 % from 74.2% for the same period of 2008.  The percentage increase was mainly due to the fact that in the third quarter of 2009, a larger portion of our sales revenue was generated from alternators and starters for small-to-mid displacement engine vehicles which generally have a lower margin than our alternators and starters for large displacement engine vehicle.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit increased by approximately $3.8 million, or 37.8%, to approximately $14.0 million for the three months ended September 30, 2009, compared with approximately $10.1 million for the same period in 2008 as a result of increased demand for and sales of our alternator and starter products and the consolidation of the operating results of Jinan Worldwide which contributed $3.7 million to our gross profit. Gross margin was 23.7% for the three-month period ended September 30, 2009, as compared to 25.8% of the same period in 2008.  Such decrease was mainly due to greater sales of lower margin alternators and starters for small-to-mid displacement engine vehicles as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $1.8 million, or 54.3%, to approximately $5.2 million for the three months ended September 30, 2009, compared with approximately $3.3 million for the same period in 2008.  As a percentage of sales revenue, our total expenses increased to 8.8% for the three months ended September 30, 2009, compared from 8.5% for the same period in 2008.  The amount and percentage increases were primarily due to the increase of administrative expenses, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our administrative expenses increased $917,427, or 54.7%, to approximately $2.6 million for the three months ended September 30, 2009, from approximately $1.7 million for the same period in 2008.  As a percentage of sales revenue, administrative expenses increased to 4.4% for the three months ended September 30, 2009, as compared to 4.3% for the same period in 2008. The amount and percentage increase of administrative expenses was primarily due to the consolidation of the operating results of Jinan Worldwide and third party professional fees associated with such acquisition.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products.  Our research and development expenses increased $27,768, or 6.0%, to $487,572 for the three months ended September 30, 2009 from $459,803 for the same period in 2008.  As a percentage of sales revenue, research and development costs decreased to 0.8% from 1.2% for the three months ended September 30, 2008. In connection with our recent acquisition of Friend Birch Limited, we have acquired Friend Birch Limited’s rods and shafts technology center in Brazil. The Company expects to maintain the ratio of research and development expenses to total sales revenue at approximately 1.0%.

Selling Expenses. Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.  Our selling expenses increased $871,269, or 72.1% to approximately $2.1 million for the three months ended September 30, 2009 from $1.2 million for the same period in 2008.  As a percentage of sales revenue, our selling expenses were 3.5% for the three months ended September 30, 2009, which was 3.1% in the third quarter last year.  The amount and percentage increase of selling expenses was mainly due to the consolidation of the financial results of Jinan Worldwide which incurred a higher percentage of selling and marketing expenses in the sales of its valve and tappet products.

Net finance cost (Income). Net finance cost includes interest income, interest expenses, bill discounting charges and net exchange loss/gain.  We incurred a net finance cost of $1.5 million for the three months ended on September 30, 2009 as compared to a net finance income of ($139,381) for the same period last year. Since the DEG Loan is denominated in Euro, with the depreciation of RMB against Euro, we incurred a $439,746 non-cash exchange loss during the three months ended September 30, 2009. In contrast, we had a non-cash exchange gain of approximately $1.0 million for the same period of 2008.

Income before Income Taxes and Noncontrolling Interests. Income before income taxes and noncontrolling interests increased by approximately $262,706 or 3.5%, to approximately $7.9 million during the three months ended September 30, 2009 from approximately $7.6 million during the same period in 2008.  Income before income taxes as a percentage of sales revenue decreased to 13.3% during the three months ended September 30, 2009, as compared to 19.3% for the same period last year due to the factors described above.

Income Taxes.  Our income taxes increased $307,052 to $939,622 during the three months ended September 30, 2009 from $632,570 during the same period in 2008. The income taxes increase is mainly due to the increase in income and the change in tax rate for our subsidiary Jinzhou Wanyou. Jinzhou Wanyou was exempted from the PRC enterprise income tax (“EIT”) in 2008, its EIT rate increased to 12.5% in 2009.

Net Income attributable to Noncontrolling Interests. Our net income attributable to noncontrolling interests decreased $197,830, or 32.5%, to $410,290 for the third quarter in 2009 from $608,120 for the same period in 2008. The net income attributable to noncontrolling interests were held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income increased by $153,483, or 2.4%, to approximately $6.5 million during the three months ended September 30, 2009 from approximately $6.4 million during the same period in 2008, as a result of the factors described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales Revenue. Sales revenue increased by approximately $41.5 million, or 38.8%, to approximately $148.6 million, compared with $107.0 million of the same period last year.  This increase was mainly attributable to the increase of sales volume of alternators and starters due to strong market demand and approximately $32.8 million in  additional revenues generated by our recently acquired subsidiary, Jinan Worldwide, which have been included in our in our consolidated operating results for the first nine months of 2009.

The following table shows the different segments comprising our total revenues for the nine months ended September 30, 2009 and 2008.

All amounts, except percentage of revenues, in thousands of U.S. dollars

	2009		2008
		Percent of		Percent of
Sales Revenue	Amount	Sales Revenue	Amount	Sales Revenue
Alternators	$53,010	35.7%	$51,355	48.0%
Starters	48,357	32.5%	42,788	40.0%
Rods and shafts	14,433	9.7%	12,898	12.0%
Valves and Tappets	32,788	22.1%	-	-
Total	$148,589	100%	$107,041	100%

Sales in China continue to be our main source of sales revenue. Sales revenue from China increased by approximately $42.2 million, or 46.5%, to $132.8 million for the nine months ended September 30, 2009, as compared with $90.6 million for the last same period. While our main geographic focus is the Chinese market, we also plan to expand product sales into selected international markets.

Sales revenue from alternators and starters was $101.4 million in the nine months ended September 30, 2009, as compared to $94.1 million in the same period last year. Domestic sales in China continue to be our major source of sales revenue. Sales revenue from sales of alternators and starter in China increased by approximately $10.8 million or 12.8% to approximately $95.5 million in the nine months ended September 30, 2009 from $84.7 million of the same period in 2008. The increase mainly resulted from the increased market demand as discussed above.

Sales revenue from rods and shafts was $14.4 million in the nine months ended September 30, 2009, an increase of $1.5 million from approximately $12.9 million for the same period last year. The increase was mainly attributable to domestic sales of our rods and shafts products in China. Sales of rods and shafts in China were approximately $7.0 million in the first nine months of 2009, up $1.1 million, or 19.2% from $5.9 million of the same period in 2008.

Cost of Sales. Our cost of sales increased by approximately $33.1 million, or 41.7%, to approximately $112.3 million for the nine months ended September 30, 2009 from approximately $79.2 million during the same period in 2008.  This increase was mainly due to the increase in our raw materials and labor costs, which we believe were generally in line with the increase in our sales volume.  As a percentage of sales revenue, the cost of sales increased approximately 1.6% to 75.6% during the nine months ended September 30, 2009 from 74.0% for the same period of 2008.  The percentage increase was mainly due to the change in product mix. In the nine months ended September 30, 2009, a large portion of our sales revenue was generated from alternators and starters for small-to-mid displacement engine vehicles as compared to the same period of 2008. Our alternators and starters for small-to-mid displacement engine vehicles generally have a lower margin than our alternators and starters for large displacement engine vehicles, and starter products generally have a lower average sales price.

Gross Profit. Our gross profit increased by approximately $8.5 million, or 30.4%, to approximately $36.3 million for the nine months ended September 30, 2009, compared with approximately $27.8 million for the same period in 2008 as a result of increased demand for and sales of our products.  Gross margin was 24.4% for the nine-month period ended September 30, 2009, as compared to 26.0% of the same period in 2008.  Such decrease was mainly due to the change in product mix as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $5.4 million, or 63.6%, to approximately $13.9 million for the nine months ended September 30, 2009, as compared to approximately $8.5 million for the same period in 2008.  As a percentage of sales revenue, our total expenses increased to 9.3% for the nine months ended September 30, 2009, compared with 7.9% for the same period in 2008.  The amount and percentage increases were primarily attributable to the increase of administrative expenses, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Our administrative expenses increased $3.2 million, or 72.4%, to approximately $7.7 million for the nine months ended September 30, 2009, from approximately $4.4 million for the same period in 2008.  As a percentage of sales revenue, administrative expenses increased to 5.2% for the nine months ended September 30, 2009, as compared to 4.2% for the same period in 2008. The amount and percentage increase were primarily due to the consolidation of the operating results of Jinan Worldwide and the increased professional expenses related to such acquisition.

Research and Development Expenses. Our research and development costs increased $280,453, or 24.9%, to approximately $1.4 million for the nine months ended September 30, 2009 from approximately $1.1 million for the same period in 2008.  As a percentage of sales revenue, research and development expenses decreased to 0.9% for the nine months ended September 30, 2009, as compared to 1.1% for the same period of last year. The company plan to maintain the ratio of research and development costs to total sales revenue at approximately 1.0%.

Selling Expenses. Our selling expenses increased approximately $1.9 million, or 65.2% to approximately $4.8 million for the nine months ended September 30, 2009 from $2.9 million for the same period in 2008.  As a percentage of sales revenue, our selling expenses was 3.2% for the nine months ended September 30, 2009, which was 2.7% for the same period in 2008.  The amount and percentage increase of selling expenses was mainly due to the consolidation of the operating results of Jinan Worldwide, which incurred a higher percentage of selling and marketing expenses in the sales of its valve and tappet products.

Net finance cost (Income).  Our net finance cost increased approximately $2.1 million, or 154.3% to approximately $3.5 million for the nine months ended on September 30, 2009 from approximately $1.4 million for the same period last year. Such increase was mainly due to an approximately $12.5 million increase in the outstanding balances of our secured borrowings. We borrowed $9.4 million from Bank of China, which were used for the acquisition of Yearcity Limited. In addition, as a result of the depreciation of RMB against Euro, we incurred a non-cash exchange loss of $387,701 in connection with the DEG Loan for the nine months ended September 30, 2009, as compared to an $828,205 non-cash exchange gain the same period of 2008.

Income before Income Taxes and Noncontrolling Interests. Income before income taxes and noncontrolling interests increased by approximately $1.2 million or 6.2%, to approximately $20.5 million during the nine months ended September 30, 2009 from approximately $19.3 million during the same period in 2008.  Income before income taxes and noncontrolling interests as a percentage of sales revenue decreased to 13.8% during the nine months ended September 30, 2009, as compared to 18.0% for the same period last year due to the factors described above.

Income Taxes. Our income taxes increased $632,838 to approximately $2.5 million during the nine months ended September 30, 2009 from approximately $1.9 million during the same period in 2008. The income taxes increase is mainly due to the increase in income and the change in tax rate for our subsidiary Jinzhou Wanyou. Jinzhou Wanyou was exempted from the PRC enterprise income tax (“EIT”) in 2008, its EIT rate increased to 12.5% in 2009. As a percentage of sales revenue, our income taxes remained same at 1.7% for the nine months ended September 30, 2009.  Our effective income tax rate was 12.2% for the nine months ended September 30, 2009.

Net Income attributable to Noncontrolling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to noncontrolling interests decreased $881,775, or 49.4%, to $903,823 for the nine months ended September 30, 2009 from approximately $1.8 million for the same period in 2008, reflecting the net income attributable to noncontrolling interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders.  Our net income increased by approximately $1.5 million, or 9.3%, to approximately $17.1 million during the nine months ended September 30, 2009 from approximately $15.6 million during the same period in 2008. The change was mainly due to the factors described above.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

We manufacture and sell our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou.  Engine valves and tappets are manufactured by our newly acquired subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 12 in our unaudited consolidated condensed financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

We relied primarily on cash flow from operating activities and our bank loans for our capital requirements in the three months ended September 30, 2009. As of September 30, 2009, we had cash and cash equivalents of $21.4 million.  The following table provides detailed information about our net cash flow for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$11,113	$3,099
Net cash (used in) investing activities	(12,272)	(20,570)
Net cash provided by financing activities	14,357	5,242
Effect of foreign currency translation on cash and cash equivalents	63	980
Net increase (decrease) in cash and cash equivalent	13,261	(11,249)

Operating Activities

Net cash provided by operating activities was approximately $11.1 million for the nine-month period ended September 30, 2009, which represents an increase of approximately $8.0 million from approximately $3.1 million of net cash provided by operating activities for the same period of 2008. Such increase was mainly due to a $1.4 million increase in net income, a $2.7 million increase in aggregate in trade and other payables and an approximately $3.4 million decrease in inventories, which more than offset an approximately $3.5 million increase in trade receivables, bill receivables and other receivables.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment, and payments for investment in subsidiaries and acquisition of Yearcity Limited and its subsidiary Jinan Worldwide.

Net cash used in investing activities for the nine-month period ended September 30, 2009 was approximately $12.3 million, which is a decrease of approximately $8.3 million from net cash used in investing activities of approximately $20.6 million for the same period of 2008. The decrease in net cash used in investing activities was mainly because we received $5.95 million proceeds from sales of our equity interest in Money Victory Limited in 2009, whereas, in 2008, we spent $5.0 million in the acquisition of equity interest in Money Victory Limited. In addition, payments to acquire fixed assets decreased approximately $5.3 million during the first nine months of 2009.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2009 increased by approximately $9.1 million to $14.4 million as compared to $5.2 million net cash provided by financing activities for the same period of 2008.  We borrowed $9.4 million from Bank of China, which were used for the acquisition of Yearcity Limited.

As of September 30, 2009, we had approximately $42.7 million of bank deposits, our total assets were $279.4 million, and total equity was $124.0 million. Our debt-to-equity ratio was 58.5% as of September 30, 2009. We plan to maintain our debt-to-equity ratio below 65%.

As of September 30, 2009, the amount, maturity date and term of each of our secured borrowings are as follows.

(All amounts in millions of U.S. dollars)

Short Term Loans

Banks	Amounts*	Maturity Date	Term
China construction Bank	$2.6	October 28, 2009	1 months
China construction Bank	$1.5	February 24, 2010	58 months
China construction Bank	$5.9	April 12, 2010	6 months
Bank of China	$4.4	November 26, 2009	2 months
Huaxia Bank	$2.9	June 30, 2010	9 months
China CITIC Bank	$8.8	April 26, 2010	7 months
China CITIC Bank	$5.9	June 28, 2010	9 months
Evergrowing Bank	$2.9	June 22, 2010	9 months
Bank of China	$0.6	December 29, 2009	3 months
Bank of Jinzhou	$0.4	March 30, 2010	6 months
Bank of Jinzhou	$0.2	August 20, 2009	11 months
Bank of Jinzhou	$0.4	September 24, 2009	12 months
Bank of China	$2.9	August 19, 2009	11 months
Bank of China	$0.4	August 26, 2009	3 months
Bank of China	$2.9	April 28, 2010	7 months
Bank of China	$1.5	May 19, 2010	8 months
Huaxia Bank	$2.9	September 04, 2009	2 months
SZD Bank	$2.9	February 28, 2010	5 months

Total	$50.0

Installment  Loans

	Within 1 year	After 1year but within 2 years	After 2 years but within 3 years	After 3 years but within 4 years	After 4 years but within 5 years	After 5 years	Total
Bank of China*	$0.7	$2.2	$2.2	$2.2	$2.1	-	$9.4
DEG**	3.3	3.3	3.3	2.3	-	-	12.2
Changqing*	-	-	-	-	-	1.0	1.0
Total	4.0	5.5	5.5	4.5	2.1	1.0	22.6

*The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8166
**The loan is denominated in Euro, we used the exchange rate of 1 Euro = RMB9.9772

During the three months ended September 30, 2009, we repaid bank loans in the total amount of approximately $3.7 million.  Approximately $54.0 million bank loans will mature within the next twelve months.  We plan to either repay these loans as they mature or refinance them using other existing credit lines.

We believe that we maintain good relationships with the banks providing credits and loans to us, and our current available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introduction.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting estimates since December 31, 2008.

Recently issued accounting pronouncements

Noncontrolling Interests (Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Business Combinations (Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this standard has no material effect on the Company's financial statements.

“Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information” (Included in ASC 320-10-65, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this statement has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 has no material impact on the Company’s financial statements.

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140.”). SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2009.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2009, would decrease net income before provision for income taxes by approximately $0.2 million for the three months ended September 30, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In addition, we also have bank loan denominated in Euro and our payment obligation may be affected by fluctuations in the exchange rate between the Euro and RMB.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

 ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Qingjie Zhao and Mr. Meirong Yuan, respectively, evaluated the effectiveness of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Qingjie Zhao and Mr. Meirong Yuan concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In connection with our proposed public offering of common stock, we updated risk factors related to our business and an investment in our common stock in the preliminary prospectus supplement that we filed with the SEC on October 28, 2009.

RISKS RELATED TO OUR BUSINESS

The global economic crisis could further impair the automotive industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers and our potential sources of capital financing. Our automotive parts are primarily sold to automakers, engine manufacturers and auto parts suppliers. The global economic crisis harmed most industries and has been particularly detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business. These conditions have not presently impaired our ability to access credit markets and finance our operations. However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of the financing, is unclear. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

A contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity and on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Global automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term. While the China automotive sales and production maintained modest growth momentum in 2008 and continued to grow in 2009, the growth rate was down from previous years. A contraction in automotive sales and production could harm our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences which could pressure their results of operations and liquidity. Depending on an individual supplier’s financial condition and access to capital, its viability could be challenged which could affect its ability to perform as we expect and consequently our ability to meet our own commitments.

Escalating pricing pressures from our customers may adversely affect our business.

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Many vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Price reductions have affected our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations. Even though our business increasingly has included more international sales, we derive most of our sales revenue from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the automotive industry, especially in China. Although China’s automotive industry has grown rapidly in the past, it may not continue to grow at the same growth rate in the future or at all. However, the developments in our industry are, to a large extent, outside of our control and any reduced demand for automotive parts products and services, any other downturn or other adverse changes in China’s automotive industry could severely harm our business.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash and cash flow from operations and the anticipated offering are sufficient to meet our present and reasonably anticipated cash needs. We may require, however, additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Given the current global economic crisis, financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in annual sales revenue from approximately $48.1 million in 2005 to $141.2 million in 2008. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. We recently acquired controlling interests in several complementary businesses, including Jinzhou Hanhua Electrical System Co., Ltd., Jinzhou Karham Electrical Equipment Co., Ltd., Fuxin Huirui Mechanical Co., Ltd., Jinan Worldwide Auto Accessories Co., Ltd., and Friend Birch Limited and its subsidiaries which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. We are currently in the process of integrating our operations with the operations of recently acquired companies. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities;

•	potential liabilities as a result of assumption of liabilities of acquired companies; and

•	dilution to our earnings per share if we issue common stock in any acquisition.

Moreover, geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly under-perform relative to our expectations. In addition, although we have conducted due diligence with respect to our recently acquired companies, there may still be unidentified issues and hidden liabilities, which could have a material adverse effect on our business, liquidity, financial condition and results of operations. For instance, in connection with our recent acquisition of Jinan Worldwide, a previously state-owned enterprise, the local Chinese government may, among other things, require us fulfill obligations of the prior owner of Jinan Worldwide to contribute additional capital of approximately RMB 330 million into Jinan Worldwide by May 2010 and achieve certain performance targets with respect to Jinan Worldwide. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals. See “—Risks Related to Doing Business in China—We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

If we fail to comply with covenants in our loan agreements, our lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

In connection with loans made to us by several commercial lenders, we have entered into loan agreements which impose upon us certain financial and operating covenants. The financial covenants require us to satisfy certain financial metrics and maintain financial ratios deemed appropriate by our lenders. The operating covenants often require us to take certain actions, such as keeping current on our debt payments, delivering reports to our lenders and so forth, or refraining from taking actions without the lender’s consent or at all, such as incurring additional debt, making capital expenditures, paying dividends or distributions or acquiring other business or assets. Even though we strive to comply with our covenants, we have failed in the past, and may fail in the future, to do so and our lenders may notify us of such non-compliance and seek to accelerate a loan or exercise other remedies. For instance, under our loan agreement with DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH, or DEG, dated November 24, 2006, we agreed not to make certain acquisitions without prior consent of DEG. For some of our recent acquisitions, we did not obtain prior approval from DEG, but instead have subsequently informed DEG about the acquisitions. We have not received from DEG any written notice of non-compliance or breach as we believe our subsequent notice has remedied any problems. However, we cannot assure you that DEG will not, in the future, send a notice of breach to us and require acceleration of the loan, in which case we currently believe we have adequate cash to meet the payment obligation. If, in the future, we fail to comply with our loan agreement covenants, and we receive a notice of non-compliance or default, we will attempt to cure any non-compliance and/or negotiate appropriate waivers with our lenders. If we cannot cure any non-compliance or obtain a waiver, our lenders may declare us to be in default, which would give them the right to accelerate our outstanding indebtedness. If any larger amounts of our indebtedness is accelerated as a result of a default, we may be forced to repay our loans earlier than expected, which would have a material adverse effect on our business, liquidity and financial condition.

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We manufacture or assemble our products primarily at our facilities in Jinzhou and Jinan, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw material and component sourcing from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels. In addition, we may encounter interruption in our manufacturing processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production or capabilities at our facilities could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of sales revenue for us in the future and help us to diversify our revenue base. For example, we acquired the research and development center owned by Friend Birch Limited which is focused on developing new technology for rods and shafts. Our future research and development efforts will continue to be focused on expanding our product offering beyond our current products into other similar products and components for different applications, such as hub motors for electric bicycles and electric vehicles. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

Exporting our products outside of China is an important component of our overall growth strategy, which could subject us to various economic, political, regulatory, legal and foreign exchange risks.

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

We have not registered and do not own the logo . Wonder Auto Group Limited, a Hong Kong company controlled by Mr. Qingjie Zhao, our chairman, chief executive officer and president and is now dormant, has registered the “ ” trademark in Hong Kong. Jinzhou Wonder Auto Suspension System Co., Ltd. has registered the trademarks “ ” and “ ” in China. We have not been able to register the logo in China because it is similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. An independent third party entity has registered the “Jinzhou Halla” trademark in China. We currently do not sell any products or services using the marks similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. or “Jinzhou Halla” trademarks. We have entered into an agreement with Jinzhou Wonder Auto Suspension System Co., Ltd. Under this agreement, Jinzhou Wonder Auto Suspension System Co., Ltd. has agreed not to bring any legal action against us for using the mark “ ” in China. However, we cannot assure you that no action will be brought against us based on our use of “ ”.

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

We rely on certain technologies licensed to us from third parties for manufacturing our products. Through our licensing arrangements, we are able to integrate third party technologies into our alternators and starters. We can also produce and sell products that are more suitable for specific types of vehicles utilizing these licensed technologies. If certain licenses are terminated, or not timely renewed, the production of our products using the licensed technologies would be disrupted and our business and financial condition could be damaged. If any of our licensors is alleged to have infringed on any other party’s proprietary right, we may be prevented from using the technology in question, thus disrupting our production.

We may be subject to contractual obligations that limit our ability to sell our automotive parts in certain markets.

When we enter into commercial arrangements, we strive to negotiate the most favorable contractual provisions for our company with respect to both pricing and other terms. In some commercial arrangements, we have negotiated exclusivity, preferred vendor and non-competition arrangements that are favorable to our company. In other instances, counterparties to some of our commercial arrangements have imposed such provisions upon us. For instance, in one of our commercial arrangements, we are restricted from selling certain products using intellectual property licensed from the other party to some foreign companies, joint ventures with foreign companies and companies in countries where the licensor has business. While we believe that our commercial arrangements, when considered in their entirety, are favorable to our business, certain commercial arrangements may restrict our ability to freely sell our products on terms favorable to us or at all, which could have a negative impact on our sales revenue and our ability to grow and expand our business.

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

A significant portion of our sales revenue historically has been derived from a limited number of customers. Our top five customers accounted for approximately 60.1% of our sales in 2007 and 35.6% in 2008. Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

If we cannot obtain sufficient raw materials and components at a reasonable cost, our ability to produce and market our products, and thus our business, could suffer.

We purchase raw materials and component parts for our products from various suppliers located primarily in Asia, most of which are located in China and a few of which are located in South Korea. The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemicals, and packaging materials. The main raw materials we use to produce our rods, shafts, engine valves and tappets are iron and steel rods. The majority of our raw materials and components are purchased from suppliers in China, including our subsidiaries Jinzhou Dongwoo Precision Co., Ltd., Jinzhou Hanhua Electrical System Co., Ltd. and Jinzhou Karham Electrical Equipment Co., Ltd. as well as third parties such as Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Yingkou Die-Casting Products Co., Ltd. and foreign manufacturers based in South Korea, such as SW-Tech Corporation. Purchases from our top five raw materials and component parts suppliers accounted for approximately 59% of our total cost of sales in 2008. We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operating results of operations could be negatively affected. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The prices of raw materials and components needed for our products could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Qingjie Zhao, our chairman, chief executive officer and president, Meirong Yuan, our director, chief financial officer and treasurer, Yuncong Ma, our chief operating officer, Seuk Jun Kim, our vice president of new product development, Yuguo Zhao, our vice president of sales and marketing and Yongdong Liu, our vice president of production. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position or if we are not able to attract and retain skilled employees as needed, our business could suffer. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations.

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

Mr. Qingjie Zhao, our chairman, chief executive officer and president, owns 10.4% of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director and is a 10.4% owner of Jinzhou Jinheng Automotive Safety System Co., Ltd., a company listed on the Hong Kong Stock Exchange, which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. In addition, Mr. Zhao serves as the chairman of Jinzhou Wonder Alternative Energy Automobile Technology Co., Ltd., which is principally engaged in the research and manufacture of electrical vehicles, Jinzhou Qingjie Electrical Power Technology Co., Ltd., which has no current operations but will engage in the battery business, and Jinzhou Wonder Packing Machinery Co., Ltd., which is principally engaged in pharmaceutical packaging. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Also, we may enter into agreement with these parties to sell or buy goods and services to or from them. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

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

We are subject to environmental, health and safety laws and regulations that affect our operations, facilities and products in each of the jurisdictions in which we operate. Some of our newly incorporated Chinese subsidies have not obtained pollutant discharge permits required by Chinese laws. Other than the foregoing, we believe that we are in material compliance with all material environmental, health and safety laws and regulations related to our products, operations and business activities. Although we have not suffered material environmental claims in the past, the failure to comply with any present or future regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which could cause damage to our business.

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

The discontinuation and uncertainty of the preferential tax treatment currently available to our PRC subsidiaries could materially adversely affect our results of operations.

Before the implementation of the new enterprise income tax law (as discussed below), Foreign Invested Enterprises, or FIEs, established in the PRC, unless granted by Chinese government to enjoy preferential tax treatments, such as “two-year exemption and three-year half reduction”, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the Tenth National People’s Congress of China passed the new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or the Implementing Rules which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years starting from 2008 until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation and uncertainty of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

The newly enacted Chinese enterprise income tax law will affect tax exemptions on the dividends we receive and increase the enterprise income tax rate applicable to us.

We are a holding company incorporated under the laws of Nevada. We conduct substantially all of our business through our wholly- and majority-owned Chinese subsidiaries and we derive all of our income from these subsidiaries. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the EIT Law.

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “de facto management body” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income. At the present time, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprise or group enterprise controlled entities. As a result, it is unclear what factors will be used by the Chinese tax authorities to determine whether we have a “de facto management body” in China. However, as substantially all members of our management team are located in China, we may be deemed to be a “resident enterprise” and therefore subject to an enterprise income tax rate of 25% on our worldwide income, with the possible exclusion of dividends received directly from another Chinese tax resident. In addition, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income,” we can not assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Although our independent auditor has provided a positive attestation for the year ended December 31, 2008, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

The EIT Law and its Implementation Rules provide that dividends sourced from China payable to “non-resident enterprises” shall be subject to Chinese enterprise income tax at a rate of 10%. Such dividend tax rate may be reduced by applicable tax treaties or arrangements.

Under the EIT Law and its Implementation Rules, dividend payments between qualified Chinese resident enterprises are exempted from enterprise income tax. However, due to the short history of the EIT Law and its Implementation Rules, it remains unclear as to the detailed qualification requirements for such exemption and whether dividend payments from our Chinese subsidiaries to us will be exempted from enterprise income tax if we are considered as a Chinese resident enterprise for tax purposes.

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

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its policies, laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

The SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005, and an implementing rule in May 2007, collectively the SAFE Rules. The SAFE Rules require Chinese residents, including both legal persons and natural persons, who reside in China, to register with the SAFE or its local branch before establishing or controlling any company outside China, referred to in the SAFE Rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The registration and filing procedures under SAFE Rules are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholder loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction. The SAFE Rules required retroactive registration by March 31, 2006 of direct or indirect investments previously made by Chinese residents in offshore companies. If a Chinese shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the Chinese subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese law for violation of the relevant rules relating to foreign exchange.

We recently acquired Yearcity Limited and its subsidiary Jinan Worldwide, as well as Fuxin Huirui Mechanical Co., Ltd. and have not registered these companies with the relevant branch of SAFE, as currently required. We plan to make the proper registration in the next few months. Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how the failure of our subsidiaries to be properly registered will affect our business operations or future strategies. Our ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be restricted. In addition, in the future, additional registrations may be required. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. Any further failures by our current or future Chinese resident beneficial holders to comply with the SAFE Notice, if SAFE requires it, could subject us or these Chinese resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six Chinese regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006, or the M&A Regulations. This regulation, among other things, governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to this regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The regulation allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these regulations, then we may also be subject to fines and penalties.

Failure to comply with Chinese regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by Chinese individuals under either the current account or the capital account. In January 2007, the SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a Chinese citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, the SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas-Listed Companies. Under this rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who receive stock option grants will be subject to this rule. Our board of directors has adopted the Wonder Auto Technology, Inc. 2008 Equity Incentive Plan and no grant is outstanding under the plan as of the date of this report. If we or the Chinese optionees fail to comply with these regulations, we or these optionees may be subject to fines and other legal or administrative sanctions.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company of our PRC operating subsidiaries, we may make loans to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to approval by relevant governmental authorities in China and other requirements under relevant PRC regulations.

We may also decide to finance our PRC subsidiaries by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, depending on the amount of total investment and the type of business in which a foreign-invested enterprise is engaged, capital contributions to foreign-invested enterprises in China are subject to approval by the Ministry of Commerce or its local branches. We may not obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiaries. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Risks Related to Our Securities

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us. In addition, since the middle of 2008, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. You may not be able to sell your shares of our common stock at the desired price, or at all. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We have filed a preliminary prospectus supplement for the issuance of common stock. We may issue additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to holders of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this report or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in us.

The market price of our stock may be affected by low volume.

Our common stock has a relatively low average daily volume. The average daily trading volume during the period from July 28, 2009 to October 27, 2009 was approximately 378,000 shares. Without a significantly larger average trading volume, our common stock will be less liquid than the common stock of companies with higher trading volume, as a result, the trading prices for our common stock may be more volatile.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

DATED: November 2, 2009

WONDER AUTO TECHNOLOGY, INC.

By: /s/ Meirong Yuan
Meirong Yuan
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.