Form 10-K
period 2009-12-31
Wonder Auto Technology, Inc
filed 2010-03-04
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-33648

WONDER AUTO TECHNOLOGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0495105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16 Yulu Street
Taihe District, Jinzhou City
Liaoning Province 121013
People’s Republic of China

(Address of principal executive offices)

(86) 416-2661186

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $273 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 33,859,994 shares of the registrant’s common stock outstanding as of March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholder to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

WONDER AUTO TECHNOLOGY, INC.

Annual Report on FORM 10-K
 For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis;

•	“Friend Birch” are references to Friend Birch Limited, a Hong Kong company and a direct, wholly owned subsidiary of the Company;

•	“Fuxin Huirui” are references to Fuxin Huirui Mechanical Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinan Worldwide” are references to Jinan Worldwide Auto Accessories Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Dongwoo” are references to Jinzhou Dongwoo Precision Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;

1

•
“Jinzhou Equipment” are references to Jinzhou Wonder Auto Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Hanhua” are references to Jinzhou Hanhua Electrical System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;

•	“Jinzhou Jiade” are references to Jinzhou Jiade Machinery Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Karham” are references to Jinzhou Karham Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 65% owned subsidiary of the Company;

•	“Jinzhou Lida” are references to Jinzhou Lida Auto Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;

•	“Jinzhou Motor” are references to Jinzhou Wonder Motor Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Wanyou” are references to Jinzhou Wanyou Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Wonder Auto” are references to Wonder Auto Limited, a British Virgin Islands company and a direct, wholly owned subsidiary of the Company;

•	“SEC” are references to the United States Securities and Exchange Commission;

•	“Securities Act” are references to Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are references to People’s Republic of China;

•	“RMB” are references to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States.

2

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading manufacturer of automotive electric parts, suspension products and engine components in China. Our core products include alternators, starters, engine valves and tappets, and rods and shafts for use in shock absorber systems. We have been producing alternators and starters in China since 1997. According to the China Association of Automobile Manufacturers, or CAAM, in 2008 we ranked second and third in sales revenue in the Chinese market for automobile alternators and starters, respectively. Our subsidiary Jinan Worldwide, which we acquired in October 2008, has been producing engine valves and tappets for over 50 years, and we believe we are now one of the largest manufacturers of engine valves and tappets in China in terms of sales volume as a result of the acquisition.

Our products are used in a wide range of passenger and commercial automobiles, and we are especially focused on the fast-growing small-to-medium engine passenger vehicle market. We sell our products primarily within China to well-known domestic and international automobile original equipment manufacturers, or OEMs, engine manufacturers and automotive parts suppliers. We are increasingly exporting our products to international markets. Our customers include SAIC GM Wuling Automobile Co., Ltd., Beijing Hyundai Motor Company, Shenyang Aerospace Mitsubishi Motors Engine Co., Ltd., Harbin Dongan Automotive Engine Co., Ltd., Shanghai Volkswagen Co., Ltd., BYD Company Limited, Tianjin Toyota Co., Ltd., Chery Automobile Co., Ltd., Dongfeng Yueda Kia Motors Co., Ltd., Geely Automobile Co., Ltd., Tianjin FAW Xiali Automobile Co., Ltd., and a major North American automobile OEM. Most of our customers subject us to a rigorous product qualification process to ensure that our products meet their quality standards. We believe that the complex and stringent requirements of each customer’s qualification process acts as a barrier to entry for many new market entrants.

Our strategically-located manufacturing facilities in Jinzhou and Jinan, China house our high-quality manufacturing, testing and research and development capabilities. We currently have four alternator assembly lines, four starter assembly lines, twenty engine valves production lines, five tappets production lines and three rods and shafts production lines. Our current annual production capacity is approximately 2.6 million units of alternators, 2.4 million units of starters, 27 million units of engine valves and tappets, and 20 million units of rods and shafts, assuming two work shifts per day with eight hours each.

We actively pursue acquisition prospects and other strategic opportunities and have completed the following transactions since the beginning of fiscal year 2009:

•
On September 22, 2009, we acquired 100% of the equity interest in Friend Birch Limited, a Hong Kong company, thereby indirectly acquiring its wholly owned Chinese subsidiaries, Jinzhou Jiade Machinery Co., Ltd. and Jinzhou Lida Auto Parts Co., Ltd., which are engaged in designing, manufacturing and selling gas spring shafts and other thin mechanical shafts products, automotive springs and gas spring.  As part of the transaction, we also acquired all proprietary technology of Friend Birch Limited’s rods and shafts technology center in Brazil.

•
On November 4, 2009, we entered into a joint venture agreement with Korea Teawon Dianzhuang Corporation, a Korean company, pursuant to which we agreed to establish a joint venture company named Jinzhou Wonder Teawon Co., Ltd. (“Jinzhou Teawon”), which will primarily engage in the manufacture of solenoid switches for automotive starters, alternator collector rings, starter communicators and other automobile parts.  Under the joint venture agreement, we will acquire 75% of Jinzhou Teawon.

•
On January 18, 2010, through two separate transactions, we acquired an aggregate of 38.36% of equity interest in Applaud Group Limited which is a British Virgin Islands corporation and has no assets other than its ownership of 52.2% of equity interest in Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holding”).  As a result of the acquisition of an aggregate of 38.36% of Applaud, we will become the largest shareholder of Applaud and, thereby, owner of 20.02% of Jinheng Holdings. Jinheng Holdings is a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems, and components of diesel engines. Jinheng Holdings is listed on the Main Board of Hong Kong Stock Exchange. Our CEO and chairman, Qingjie Zhao, is an executive director of Jinheng Holdings.

History and Corporate Structure

We were incorporated on June 8, 2000 in the State of Nevada as “MGCC Investment Strategies Inc.”  Until our reverse acquisition of Wonder Auto on June 22, 2006, our business strategy and ownership changed several times. On June 22, 2006, we acquired all of the capital stock of Wonder Auto in exchange for shares of our capital stock. This share exchange transaction resulted in a change of the ownership control of the Company. On August 25, 2006, we amended our Articles of Incorporation and changed our name into “Wonder Auto Technology, Inc.” As a result of the Wonder Auto acquisition, our business became the business of our indirect, wholly-owned Chinese subsidiaries: (1) Jinzhou Halla, (2) Jinzhou Dongwoo, (3) Jinzhou Wanyou, (4) Jinzhou Hanhua, (5) Jinzhou Karham, (6) Jinzhou Motor, (7) Jinzhou Equipment, (8) Fuxin Huirui, (9) Jinan Worldwide; (10) Jinzhou Jiade and (11) Jinzhou Lida.

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

Our alternator product line offerings are available in seven series based on different sizes and output rates and come in over 230 models. Our starter product line offerings primarily consist of planetary type starters which are small and lightweight and come in ten series with approximately 150 models based on their size and power output. We manufacture and sell both alternators and starters using largely the same facilities, personnel and other resources in Jinzhou Halla.  Approximately 35.2% and 32.7% of our 2009 sales revenue were derived from the sale of our alternator and starter products.

Our subsidiary Jinzhou Wanyou manufacturers our rod and shaft product line, which is targeted primarily to international market outside China and accounts for approximately 10.1% of our sales revenue in 2009. Our product offerings were expanded to include engine valves and tappets as a result of our acquisition of Jinan Worldwide in 2008.  Sales of our engine valves and tappets accounted for 22.0% of our sales revenue in 2009.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see Item 1A, “Risk Factors.”

Our Products and Markets

Our current products include automotive electrical parts, specifically, alternators and starters; rods and shafts; and engine valves and tappets.

The following table set forth sales information about our product mix in each of the last three years.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Year Ended December 31,
	2009		2008		2007
Product	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
Alternators	$74,250	35.2%	$63,256	44.8%	$59,790	58.6%
Starters	68,946	32.7%	52,138	36.9%	35,014	34.3%
Rods and Shafts	21,247	10.1%	18,106	12.8%	7,280	7.1%
Engine Valves and Tappets	46,581	22.0%	7,690	5.5%	-	-%
Total	$211,024	100%	$141,190	100%	$102,084	100%

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

Our Industry

Overview of Chinese Automobile Industry

China experienced significant economic growth in 2009 and has overtaken the U.S. as the world’s largest automobile market despite challenging global economic conditions that have had a significant negative impact on the global automobile industry. According to CAAM, China’s automobile production and sales volumes were 13.8 million and 13.6 million units in 2009, representing a 48.3% and 46.2% growth rate over 2008, respectively. Sales of passenger cars in China, including sedans, multipurpose vehicles and sport-utility vehicles, were 10.3 million units in 2009, up 7.3% year-over-year. The automobile vehicle population exceeded 186 million units in 2009 according to the Chinese State Minister of Public Security. The passenger vehicles population increased by 9.6 million units, up to 42.4 million units, representing a 29.3% growth rate over 2008.

Most of our products are manufactured for use in passenger automobiles with small to medium engines, with displacements of 2.0 liters or below. Automobiles with these engine displacements produce lower emissions, tend to be more fuel efficient, more environmentally friendly and less expensive. Sales of small- to medium-engine passenger cars with displacements of 2.0 liters or below in China were approximately 9.45 million units in 2009, representing 91.5% of the total sales of passenger car market in China.

We believe growth in China’s automobile industry will primarily be driven by the following factors:

China’s Macroeconomic Growth.    China’s economy has experienced significant growth since the early 1980s. According to the National Bureau of Statistics of China, the gross domestic product, or GDP, in China was RMB 33.54 trillion in 2009, representing an 8.7% growth as compared to 2008. According to a report published by the Organization for Economic Co-operation and Development (OECD) in November 2009, China’s GDP growth in 2010 is expected to reach approximately 10%, as compared to an expected approximate 3.4% increase in global GDP. We believe that a continued increase in China’s GDP will generate greater Chinese consumer purchasing power for durable goods such as automobiles.

Low Per Capita Rate of Vehicle Ownership.    According to the CAAM, in 2009, the passenger vehicle ownership rate in China was approximately 25 passenger vehicles per 1,000 inhabitants, and even lower in remote areas in China. According to Japan Automobile Manufacturers Association statistics, the average passenger vehicle ownership rate in the United States was more than 450 passenger vehicles per 1,000 inhabitants and the world average passenger vehicle ownership rate was over 100 passenger vehicles per 1,000 inhabitants in 2007. We believe that sales of automobiles in China will experience continued growth, given the significantly lower penetration rate of automobiles in China and rising income levels in China.

Increasing Urbanization and Rising Income Levels.    Overall population growth and a trend towards urbanization have led to significant growth in China’s urban population since 1978. According to the National Bureau of Statistics of China, the urbanization rate in China grew at a CAGR of 2.8% in the period from 2004 to 2008, while annual disposable income per capita of urban residents grew at a CAGR of 13.8% in the same period. We expect a growing and increasingly affluent urban population will result in greater need for more efficient and individualized means of transportation, resulting in rising car ownership.

Growth of Highway Infrastructure.    According to the National Bureau of Statistics of China, the total length of highways in China increased from 1.2 million kilometers in 1996 to 3.7 million kilometers in 2008, representing a CAGR of 10.0%. The growth in the total length of expressways in China has been even faster, with the total length having increased from 3,400 kilometers in 1996 to 65,000 kilometers in 2009, representing a CAGR of 25.5%. We believe the continued growth of China’s highways and related transportation infrastructure is likely to make automobile transportation easier and more efficient resulting in a growing demand for automobiles.

Favorable Government Policies.    The Chinese government has adopted a number of measures and initiatives intended to stimulate the growth and development of China’s automobile industry. The following are selected government initiatives that we believe are likely to have a favorable impact on China’s automobile industry:

•	On September 1, 2008, a measure was adopted by the PRC tax authority to reduce the consumption tax rates assessed on low-emission vehicles, which is a primary market for our products.

•
In November 2008, China’s State Council announced a RMB 4 trillion (approximately $585.7 billion) economic stimulus package which increases PRC government investment and spending on infrastructure projects, particularly roads, railways and airports.

•	On January 1, 2009, the Chinese State Tax Bureau implemented a new fuel tax which replaces six other fees imposed on vehicle owners and provides favorable tax treatment to low-emission vehicles.

•
On January 14, 2009, the Chinese government announced a stimulus package of RMB 10 billion (approximately $1.5 billion) to specifically bolster China’s automobile industry, including investment in the development of alternative energy vehicles and parts.

•	On January 20, 2009, the Chinese State Tax Bureau reduced the sales tax imposed on sales of small engine vehicles with displacements of 1.6 liters or below by 50%.

•
The Chinese Ministry of Financing approved and granted RMB 5 billion (approximately $732.1 million) for the “Cars to the Countryside” program, which is a government subsidy program that became effective on March 1, 2009. Under this program, individuals in rural areas who purchase minibuses with engine sizes of 1.3 liters or below between March 1, 2009 and December 31, 2009 will be entitled to a 10% subsidy of the full price of a vehicle.

•	On December 9, 2009, the Chinese State Council announced that the purchase tax for automobiles with displacement of 1.6 liters or less will be 7.5% until December 31, 2010.

•
On January 18, 2010, the Chinese State Tax Bureau and the State Finance Ministry jointly announced a new stimulus package to encourage people to abandon the use of old vehicles for new vehicles, which will combine subsidies for old vehicles with a purchase tax deduction for new vehicles.

We expect the above government measures and initiatives will accelerate the demand for automobiles, particularly low-displacement automobiles, in China.

Overview of Chinese Automobile Parts Industry

While the Chinese automobile parts industry experienced rapid growth over the past several years, starting in 2009, the Chinese automotive parts industry grew at a considerably slower pace than in past years as the global economic crisis took effect.  The number of automobiles in China reached 186 million at the end of 2009, up 9.83% from 2008. According to Sinomind Consulting, a China based automobile market research and management consulting company, China’s sales of automobile parts reached $136.5 billion in 2008, up 23.9% from $110.2 billion in 2007. According to the United States Department of Commerce, China became the second largest exporter of automobile parts into the United States in 2007, overtaking Germany and following Japan.

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

Our Intellectual Property

Our goal is to utilize our intellectual property to provide us with a competitive advantage. We currently own 64 patents issued in China relating to our products. Additionally, Jinzhou Halla has registered the trademark for the logo “” ,and Jinan Worldwide has registered the trademark for the logo “”, “”, “”, “”, “”, “”, and “” with the Trademark office of the State Administration for Industry and Commerce of China.

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A, “Risk Factors – Risks Related to our Business – Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.” We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. See Item 1A, “Risk Factors – Risks Related to our Business – We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.”

Sales and Marketing

We market our products directly to our customers though our sales department which, as of December 31, 2009, consisted of approximately 141 employees. Each member of our sales department receives one month of training in both the business and technical aspects that they will need to perform their job functions. In addition, we periodically provide continuing educational training for our sales personnel. Members of our sales department generate sales leads by contacting auto manufacturers directly and by attending industry trade shows and exhibitions. Since we have established our status as one of the leading suppliers of alternators, starters, rods and shafts, and engine valves and tappets, our customers may also contact us for new projects. Although most of our business is developed by direct personal contact and referrals from our customers, we also advertise our products in industry trade journals and other industry media.

In order to attract international customers, we also attend international trade shows, such as the automobile shows in Frankfurt and Las Vegas, to raise our brand recognition and promote our products to the international market.  We started selling our products directly to foreign customers in 2003. Our overseas sales accounted for approximately 10.7% of our total sales revenue in 2009.

In addition to our sales and marketing department which performs customer service functions, we also employ outside representatives whose primary function is to understand our customers’ needs and promote services that best meet their requirements. These representatives also help our customers resolve installation problems and provide general customer service. As of December 31, 2009, we had twelve representatives stationed at different major customers, including one Mexican representative.

Raw Materials

The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemicals, and packaging materials. The main raw materials we use to produce our rods, shafts, engine valves and tappets are iron and steel. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand. Supply and demand for these raw materials is generally affected by the cyclical nature of the automobile industry and the auto parts industry. Supply and demand is also affected by macroeconomic conditions, including consumer disposable income and spending patterns.

We purchase the majority of our raw materials and components from suppliers located in China, including Jiangsu Senyuan Special Steel Co., Ltd., Yingkou Die-Casting Products Co., Ltd., Tianjin Jingda Rea Special Enamelled Wire Co., Ltd., Zhejiang Huanfang Auto Electrical Appliance Co. Ltd., Zhejiang Yuhuan Solenoid Co., Ltd., and Jinzhou Hirvon Auto Electronics Co., Ltd.  In situations where we procure raw materials from our subsidiaries, we purchase such materials at cost with no additional mark-up and account for such transactions through intercompany cost allocations.

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

Even though multiple supply sources are available to us, our practice has been to utilize limited vendors for certain types of raw materials and components needed in our business based on our past relationship with particular vendors and their abilities to deliver to us high quality raw materials and components on favorable terms. Over the past years, we have been making efforts to diversify our supply channels in order to increase our bargaining power with suppliers. In 2009, our top five suppliers accounted for approximately 32% of our total cost of sales, decreased from approximately 59% in 2008.

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

We typically purchase the raw materials that we use to produce our products from our suppliers on credit.  Credit terms usually permit payment up to 90 days following the delivery of the raw materials. When we purchase raw materials from Chinese suppliers, we are able to pay in RMB. When we purchase raw materials from foreign suppliers, we usually pay in U.S. dollars. Our account payables above six months accounted for 1.75%, 1.85% and 3.7% of our total account payables in 2007, 2008 and 2009, respectively.

In 2009, our three biggest suppliers were Jiangsu Senyuan Special Steel Co., Ltd., Yingkou Die-Casting Products Co., Ltd. and Tianjin Jingda Rea Special Enameled Wire Co. Ltd., which accounted for approximately 7.1%, 6.7% and 6.6% of our total purchases, respectively. No suppliers accounted for more than 10% of our total cost of sales in 2009.

Our Major Customers

Large automobile manufacturers and automotive engine suppliers are our primary and most desirable customers.  Our major customers include, among others, Beijing Hyundai Mobis Auto Parts, Harbin Dongan Automotive Engine Co., Ltd., Shenyang Aerospace Mitsubishi Motors Engine Co., Ltd., Weichai Engine Logistic Co., Ltd., Mianyang Xinchen Engine Co., Ltd., Shanghai GM Wuling Automotive Co., Ltd., Guangxi Yuchai Machinery Holdings Company, Jiangsu Mobis Auto Parts Company, Magneti Marelli Suspension System (Brazil). As we continue to increase sales in the domestic market, we also intend to grow our overseas sales. We focus on maintaining long-term relationships with our customers. We have enjoyed recurring orders from most of our customers for periods of four to ten years. Our typical sales contract has a one-year term and is usually renewable.

We continued our efforts in diversifying our client base without lowering our total sales revenue. In 2009, our top three customers accounted for approximately 29.9% of our total sales revenue as compared to approximately 34.9% in 2008.  In 2009, our two biggest customers Beijing Hyundai Mobis Auto Parts Co., Ltd., and Harbin Dongan Automotive Engine Co., Ltd. accounted for approximately13.9% and 10.8% of our total sales revenue, respectively. No other customers accounted for more than 10% of our sales revenue in 2009. We plan to further diversify our customer base in 2010 to enhance profitability.

Research and Development

We believe that the development of new products and production methods is important to our success. We currently operate four research and development centers, each performing different research and development activities. Three of our research and development centers are located at our principal business headquarters in Jinzhou, China, focusing on the enhancement of current products, and the development and testing of new alternator, starter and electric motor products. The other research and development center is located in Jinan, China, focusing on the development and testing of new engine valve and tappet products. As of December 31, 2009, our research and development personnel consisted of approximately 163 employees.

We are often invited by our customers to jointly develop new components tailored to our customers’ specific requirements. In 2009, we had 35 joint development programs used in various models of sedans. Our OEM customers that we conduct joint development projects with include FAW sedans, Chery Automobile, South Korea Doosan and Shanghai GM Wuling. During the past several years, upon the successful completion of most joint development project, we were engaged as the supplier for the jointly developed products.

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

For the fiscal years ended December 31, 2007, 2008 and 2009, our research and development expenses for new products development, representing salaries of personnel and other costs incurred for research and development of potential new products, were $534,503, $1.2 million and $3.0 million, representing approximately 0.5%, 0.9% and 1.4% of our total sales revenue in 2007, 2008 and 2009, respectively.  The amount incurred for purchase of equipments for research and development were approximately $2.4 million, $2.2 million and $704,616, representing approximately 3.0%, 1.5% and 0.3% of our total sales revenue in 2007, 2008 and 2009, respectively.

Backlog

Our backlog of orders was approximately $58 million as of December 31, 2009 compared to approximately $12.3 million at December 31, 2008. We anticipate that substantially all of the backlog at the end of 2009 will be delivered during 2010. In the opinion of management, the amount of backlog is not indicative of trends in our business.

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

Our Employees

As of December 31, 2009, we employed 3,766 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Manufacturing and engineering	3,180
General and administration	282
Marketing and sales	141
Research and development	163

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at the rates of 30.6% to 45.0% of the employees’ salaries and wages.  The compensation expenses related to this scheme was approximately $3.2 million, $1.2 million and $681,944 for the fiscal years 2009, 2008 and 2007, respectively.

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

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

The global economic crisis could further impair the automotive industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the recent global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers and our potential sources of capital financing. Our automotive parts are primarily sold to automakers, engine manufacturers and auto parts suppliers. The recent global economic crisis harmed most industries and has been particularly detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business. These conditions have not presently impaired our ability to access credit markets and finance our operations. However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of the financing, is unclear. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in annual sales revenue from approximately $48.1 million in 2005 to $211.0 million in 2009. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory manufacturing results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. We recently acquired controlling interests in several complementary businesses, including Friend Birch Limited and its subsidiaries which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. We are currently in the process of integrating our operations with the operations of recently acquired companies. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	Our ability to successfully commercialize our strategic investments;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities;

•	potential liabilities as a result of assumption of liabilities of acquired companies; and

•	dilution to our earnings per share if we issue common stock in any acquisition.

Moreover, geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. Performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly under-perform relative to our expectations. In addition, although we have conducted due diligence with respect to our recently acquired companies, there may still be unidentified issues and hidden liabilities, which could have a material adverse effect on our business, liquidity, financial condition and results of operations. For instance, in connection with our acquisition of Jinan Worldwide, a previously state-owned enterprise, the local Chinese government may, among other things, require us fulfill obligations of the prior owner of Jinan Worldwide to contribute additional capital of approximately RMB 330 million into Jinan Worldwide by May 2010 and achieve certain performance targets with respect to Jinan Worldwide. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals. See “–Risks Related to Doing Business in China – We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

We may not be able to realize the potential financial or strategic benefits of strategic investment in Jinheng Holding, which could hurt our ability to grow our business and harm our financial condition.

As part of our growth strategy, we will continue to explore and make strategic investments in business that is complementary or additive to our core business and product offerings.  For instance, on January 18, 2010, through two separate transactions, we made a strategic investment in which we acquired an aggregate of 38.36% of equity interest in Applaud Group Limited, and, thereby, owner of 20.02% of Jinheng Holding, which manufactures airbag safety devices for automobiles.  We expect to utilize our strategic investment in Jinheng Holding to further strengthen and broaden our research and development expertise, expand customer base and improve value-added services. However, the success of the strategic investment depends on various factors over which we may have limited or no control. Mergers and acquisitions and strategic investments are inherently subject to significant risks. For instance, the commercial aspects and goals of our strategic investment may not materialize as desired or yield the commercial benefits sought.  Moreover, regardless of whether the commercial aspects and goals of the strategic investment prove to be positive, an strategic investment in another company comes with the typical investment risks, such as the partial or total loss of investment in the worst case.  Our inability to pinpoint and make favorable strategic investments, from both a commercial and investment perspective and our inability to effectively manage the associated risks could materially and adversely affect our business, financial condition and results of operations. In the case of Jinheng Holding, our strategic investment may decline in value and/or may not meet our desired objectives. If we do not successfully manage the risks associated with this and other acquisitions and strategic investments, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to comply with covenants in our loan agreements, our lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

In connection with loans made to us by several commercial lenders, we have entered into loan agreements which impose upon us certain financial and operating covenants. The financial covenants require us to satisfy certain financial metrics and maintain financial ratios deemed appropriate by our lenders. The operating covenants often require us to take certain actions, such as keeping current on our debt payments, delivering reports to our lenders and so forth, or refraining from taking actions without the lender’s consent or at all, such as incurring additional debt, making capital expenditures, paying dividends or distributions or acquiring other business or assets. Even though we strive to comply with our covenants, we have failed in the past, and may fail in the future, to do so and our lenders may notify us of such non-compliance and seek to accelerate a loan or exercise other remedies. For instance, under our loan agreement with DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH, or DEG, dated November 24, 2006, we agreed not to make certain acquisitions without prior consent of DEG. For some of our recent acquisitions, we did not obtain prior approval from DEG, but instead have subsequently informed DEG about the acquisitions. We have not received from DEG any written notice of non-compliance or breach as we believe our subsequent notices have remedied any problems. However, we cannot assure you that DEG will not, in the future, send a notice of breach to us and require acceleration of the loan, in which case we currently believe we have adequate cash to meet the payment obligation. If, in the future, we fail to comply with our loan agreement covenants, and we receive a notice of non-compliance or default, we will attempt to cure any non-compliance and/or negotiate appropriate waivers with our lenders. If we cannot cure any non-compliance or obtain a waiver, our lenders may declare us to be in default, which would give them the right to accelerate our outstanding indebtedness. If any larger amount of our indebtedness is accelerated as a result of a default, we may be forced to repay our loans earlier than expected, which would have a material adverse effect on our business, liquidity and financial condition.

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

We currently sell most of our products in China. Our overseas sales accounted for 9.6%, 16.2% and 10.7% of our total sales revenue in 2007, 2008 and 2009, respectively. We plan to selectively enter international markets in which an opportunity to sell our products has been identified. The marketing, distribution and sale of our products overseas expose us to a number of risks, including:

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

We rely on certain technologies licensed to us from third parties for manufacturing our products. Through our licensing arrangements, we are able to integrate third party technologies into our products. We can also produce and sell products that are more suitable for specific types of vehicles utilizing these licensed technologies. If certain licenses are terminated, or not timely renewed, the production of our products using the licensed technologies would be disrupted and our business and financial condition could be damaged. If any of our licensors is alleged to have infringed on any other party’s proprietary right, we may be prevented from using the technology in question, thus disrupting our production.

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

Our competition includes a number of global and PRC-based manufacturers and distributors that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Our main competitors include Shanghai Valeo Automotive Electrical Systems Co., Ltd., a joint venture of Shanghai Auto Industrial Group and Valeo Group, Hubei Shendian Auto Motor Co., Ltd., a joint venture of Hubei Shendian Auto Electrical Equipment Co., Ltd., Zhongqi Changdian Co., Ltd. and Remy International, Inc., Bosch Group, Mitsubishi Motors Corporation and Denso Corporation. Many of our competitors have longer operating histories, greater name recognition, larger global market share, access to larger customer bases and significantly greater economies of scale, as well as greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result of these competitive pressures and expected increases in competition, we may price our products lower than our competitors in order to maintain market share. Any lower pricing may negatively affect our profit margins. If we fail to maintain or improve our market position and respond successfully to changes in the competitive landscape, our business and results of operations may suffer.

A large percentage of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of customers. Our top five customers accounted for approximately 35.6% of our sales in 2008 and 37.8% in 2009. Any significant reduction in demand for vehicles manufactured by any of these major customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these customers could damage our business, financial condition and results of operations.

If we cannot obtain sufficient raw materials and components at a reasonable cost, our ability to produce and market our products, and thus our business, could suffer.

We purchase raw materials and component parts for our products from various suppliers located primarily in Asia, most of which are located in China and a few of which are located in South Korea. The raw materials we use to produce our starters and alternators fall into four general categories: metal parts, semiconductors, chemicals, and packaging materials. The main raw materials we use to produce our rods, shafts, engine valves and tappets are iron and steel rods. The majority of our raw materials and components are purchased from suppliers in China, including Jiangsu Senyuan Special Steel Co., Ltd., Yingkou Die-Casting Products Co., Ltd., Tianjin Jingda Rea Special Enameled Wire Co. Ltd., Zhejiang Huanfang Auto Electrical Appliance Co. Ltd., and Zhejiang Yuhuan Solenoid Co., Ltd. Purchases from our top five raw materials and component parts suppliers accounted for approximately 32% of our total purchases in 2009. We may experience a shortage in the supply of certain raw materials and components in the future, and if any such shortage occurs, our manufacturing capabilities and operating results of operations could be negatively affected. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our customers now or in the future, which could impact our ability to source raw materials and components. Our inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. Moreover, these suppliers may delay shipments or supply us with inferior quality raw materials and components that may adversely impact the performance of our products. The prices of raw materials and components needed for our products could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

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

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our customers. We have entered into confidentiality and non-competition agreements with all of these key personnel. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. See “– Risks Related to Doing Business in China – Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.”

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Qingjie Zhao, our chairman, chief executive officer and president, beneficially owns approximately 19.4% of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Mr. Qingjie Zhao’s association with other businesses could impede his ability to devote ample time to our business and could pose conflicts of interest.

Mr. Qingjie Zhao, our chairman, chief executive officer and president, owns 10.4% of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director of Jinheng Holdings, a company listed on the Hong Kong Stock Exchange of which we have a 20.02% indirect ownership. In addition, Mr. Zhao serves as the chairman of Jinzhou Wonder Alternative Energy Automobile Technology Co., Ltd., which is principally engaged in the research and manufacture of electrical vehicles, Jinzhou Qingjie Electrical Power Technology Co., Ltd., which has no current operations but will engage in the battery business, and Jinzhou Wonder Packing Machinery Co., Ltd., which is principally engaged in pharmaceutical packaging. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Also, we may enter into agreement with these parties to sell or buy goods and services to or from them. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports and the independent registered public accounting firm auditing a company’s financial statements to attest to and report on the operating effectiveness of such company’s internal controls. Although our independent auditor has provided a positive attestation for the year ended December 31, 2009, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008, which provide that dividends sourced from China payable to “non-resident enterprises” shall be subject to Chinese enterprise income tax at a rate of 10%. Such dividend tax rate may be reduced by applicable tax treaties or arrangements.

Under the New EIT Law and its implementation rules, dividend payments between qualified Chinese resident enterprises are exempted from enterprise income tax. However, due to the short history of the New EIT Law, it remains unclear as to the detailed qualification requirements for such exemption and whether dividend payments from our Chinese subsidiaries to us will be exempted from enterprise income tax if we are considered as a Chinese resident enterprise for tax purposes.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;
●	the early stage of development of the market-oriented sector of the economy;
●	the rapid growth rate;
●	the higher level of control over foreign exchange; and
●	the allocation of resources.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We recently acquired Yearcity Limited and its subsidiary Jinan Worldwide, as well as Fuxin Huirui and have not registered these companies with the relevant branch of SAFE, as currently required. We plan to make the proper registration in the next few months.  We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

In December 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by Chinese individuals under either the current account or the capital account. In January 2007, SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a Chinese citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas-Listed Companies. Under this rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who receive stock option grants will be subject to this rule. Our board of directors has adopted the Wonder Auto Technology, Inc. 2008 Equity Incentive Plan. If we or the Chinese optionees fail to comply with these regulations, we or these optionees may be subject to fines and other legal or administrative sanctions.

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

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the New EIT Law Implementing Rules which took effect on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.  A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities.  If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us. In addition, since the middle of 2008, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. You may not be able to sell your shares of our common stock at or above your purchase price, or at all. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

The market price of our stock may be affected by low volume.

Our common stock has a relatively low average daily volume. Reported average daily trading volume in our common stock for the three month period ended March 1, 2010, was approximately 0.7 million shares. Without a significantly larger average trading volume, our common stock will be less liquid than the common stock of companies with higher trading volume, as a result, the trading prices for our common stock may be more volatile.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

We currently have four alternator assembly lines, four starter assembly lines, twenty engine valves production lines, five tappets production lines and three rods and shafts production lines. Our current annual production capacity is approximately 2.6 million units of alternators, 2.4 million units of starters, 27 million units of engine valves and tappets, and 20 million units of rods and shafts, assuming two work shifts per day with eight hours each.

We currently work in two work shifts of eight hours, each to maximize the capabilities of our assembly lines. For 2007, 2008 and 2009, the utilization rates of our alternator production lines were approximately 108%, 78% and 89%, respectively, while those of our starter production lines were approximately 86%, 75% and 90%, respectively.  The utilization rates of our engine valve and tappet production lines for 2008 and 2009 were approximately 75% and 88%, respectively, while those of our rod and shaft production lines were approximately 110% and 95%, respectively.

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

ITEM 4.	RESERVED.

ITEM X.	Executive Officers

Our executive officers as of March 4, 2010 are as follows:

NAME	AGE	POSITION
Qingjie Zhao	53	Chairman, Chief Executive Officer and President
Meirong Yuan	39	Chief Financial Officer and Treasurer
Yuncong Ma	64	Chief Operating Officer
Seuk Jun Kim	54	Vice President of New Product Development
Yuguo Zhao	54	Vice President of Sales and Marketing
Yongdong Liu	41	Vice President of Production

Qingjie Zhao.  Mr. Zhao has been our Chief Executive Officer and President since June 22, 2006 and Chairman of our board since July 2006. Mr. Zhao joined our subsidiary, Jinzhou Halla, as its Chairman in October 1997. Mr. Zhao is also currently an executive director and 10.4% owner of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market, and an executive director of Jinzhou Jinheng Automotive Safety System Co., Ltd., which is principally engaged in the manufacture and sale of automotive airbag safety systems in China. Our company, China Wonder Limited and Jinzhou Jinheng Automotive Safety System Co., Ltd. do not directly compete with each other.  Mr. Zhao devotes most of his business time to our affairs and the remainder of business time to the affairs of other companies. Mr. Zhao’s decision making responsibilities for these three companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Mr. Zhao graduated from the Liaoning Industry Academy in 1982. He thereafter became a faculty member at the Liaoning University of Technology from 1982 to 1989. After leaving his post at the Liaoning University of Technology, Mr. Zhao joined Jinzhou Shock Absorber Co., which is principally engaged in the manufacture and sale of suspension systems for automobiles, in January 1989 as an engineer and the head of the research department. He became its Chief Executive Officer in 1991 and remained in that position until 1997.

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

Market Information

Our common stock is quoted on the Nasdaq Global Market under the symbol “WATG.”

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$4.28	$2.08
2nd Quarter	11.10	3.65
3rd Quarter	12.28	8.40
4th Quarter	15.50	10.62

Year Ended December 31, 2008
1st Quarter	$12.63	$6.47
2nd Quarter	9.27	7.03
3rd Quarter	9.42	6.41
4th Quarter	5.93	2.58

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 1, 2010, there were approximately 138 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2009 for each category of our equity compensation plan:

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Plan
Equity compensation plans approved by security holders (1)	1,674,400	$11.48	1,825,600
Equity compensation plans not approved by security holders	—	—	—
Total	1,674,400	$11.48	1,825,600
 (1) On April 30, 2008, our Board of Directors authorized the establishment of the Wonder Auto Technology, Inc. Equity Incentive Plan, or Plan, whereby we are authorized to issue a maximum 3.5 million shares of our common stock to certain employees, consultants and directors.

(2) On November 24, 2009, the Company’s compensation committee granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48. One third of the option will vest and become exercisable on each of the filing dates of the Company's Annual Reports on Form 10-K for fiscal years 2009, 2010 and 2011, respectively, upon the achievement of certain income thresholds which are set to be US$23.0 million for fiscal year 2009, US$34.5 million for fiscal year 2010 and US$42.3 million for fiscal year 2011.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Report of Offering of Securities and Use of Proceeds Therefrom

On November 16, 2009, we completed an underwritten public offering of our common stock pursuant to a shelf Registration Statement on Form S-3 (Registration No. 333-161358), filed with the SEC on August 14, 2009 (declared effective August 21, 2009), including a base prospectus included therein and a final prospectus supplement filed with the SEC on November 12, 2009. Our net proceeds, after deduction of the underwriting discount of $3.7 million and offering expenses of $1.8 million, were approximately $69.0 million. None of the expense payments were made to the underwriters, to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our equity securities.

We used some of the net proceeds from the offering for general corporate purposes, including $6.5 million for the expansion of capacity at our existing facilities, $14.9 million for investment in Jinheng Holding, and $11.7 million for the acquisition of Friend Birch. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus supplement described above.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The selected consolidated statement of operations data and statement of cash flows data for the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2006 and 2005 and the selected balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report.

(All amounts, except for share and per share amounts, in thousands of U.S. dollars)

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Sales revenue	$211,024	$141,190	$102,084	$72,150	$48,063
Cost of sales	159,660	104,750	76,460	57,342	35,963
Gross profit	51,364	36,439	25,624	14,808	12,100
Operating expenses:
Administrative expenses	11,674	6,827	3,565	1,918	1,155
Share-based compensation	1,172	706	-	-	-
Research and development expenses	3,027	1,648	1,136	948	824
Selling expenses	7,768	4,093	3,291	2,138	2,148
Unusual charge - make good provision		-	18,266	7,508	-
Income/(loss) from operations	27,724	23,165	(634)	2,297	7,972
Income taxes	3,224	2,175	1,389	1,270	897
Net income (loss) attributable to WATG	22,859	18,909	(3,750)	716	6,401
Earnings (losses) per share - basic and diluted	0.82	0.70	(0.16)	0.03	0.37

Balance Sheet Data:
Working capital	$97,785	$26,359	$56,143	$18,933	$10,185
Current assets	236,788	156,728	99,260	56,127	38,467
Total assets	362,252	263,030	142,397	78,000	52,090
Current liabilities	139,003	130,369	43,117	37,194	28,282
Total liabilities	163,778	150,028	60,740	37,194	33,236
Stockholders’ equity	192,650	102,060	78,442	38,227	18,853

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating Activities	$18,157	$9,106	$12,170	$1,389	$11,439
Investing Activities	(38,518)	(37,266)	(24,566)	(6,219)	(2,099)
Financing Activities	94,537	9,226	29,232	8,308	(6,952)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a leading manufacturer of automotive electric parts, suspension products and engine components in China. Our products include alternators, starters, engine valves and tappets, and rods and shafts for use in shock absorber systems.

Our products are used in a wide range of passenger and commercial automobiles, and we are especially focused on the fast-growing small- to medium-engine passenger vehicle market. We sell our products primarily within China to well-known domestic and international automobile OEMs, engine manufacturers and automotive parts suppliers. We are increasingly exporting our products to international markets. Our customers include SAIC GM Wuling Automobile Co., Ltd., Beijing Hyundai Motor Company, Shenyang Aerospace Mitsubishi Motors Engine Co., Ltd., Harbin Dongan Automotive Engine Co., Ltd., Shanghai Volkswagen Co., Ltd., BYD Company Limited, Tianjin Toyota Co., Ltd., Chery Automobile Co., Ltd., Dongfeng Yueda Kia Motors Co., Ltd., Geely Automobile Co., Ltd., Tianjin FAW Xiali Automobile Co., Ltd., and a major North American automobile OEM. Most of our customers subject us to a rigorous product qualification process to ensure that our products meet their quality standards. We believe that the complex and stringent requirements of each customer’s qualification process acts as a barrier to entry for many new market entrants.

Our strategically-located manufacturing facilities in Jinzhou and Jinan, China house our high-quality manufacturing, testing and research and development capabilities. We currently have four alternator assembly lines, four starter assembly lines, twenty engine valves production lines, five tappets production lines and three rods and shafts production lines. Our current annual production capacity is approximately 2.6 million units of alternators, 2.4 million units of starters, 27 million units of engine valves and tappets, and 20 million units of rods and shafts, assuming two work shifts per day with eight hours each.

In November 2009, we completed an underwritten public offering whereby we sold 6,900,000 shares of our common stock at a public offering price of $10.75 per share and received net proceeds of approximately $69.0 million. The offering was made under the Company’s Shelf Registration Statement on Form S-3 (Registration No. 333-161358), filed with the Securities and Exchange Commission on August 14, 2009.

Recent Developments

On January 18, 2010, through two separate transactions, we acquired an aggregate of 38.36% of equity interest in Applaud Group Limited which is a British Virgin Islands corporation and has no assets other than its ownership of 52.2% of equity interest in Jinheng Holding.  As a result of the acquisition of an aggregate of 38.36% of Applaud, we will become the largest shareholder of Applaud and, thereby, owner of 20.02% of Jinheng Holdings. Jinheng Holdings is a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems, and components of diesel engines. Jinheng Holdings is listed on the Hong Kong Stock Exchange. Our CEO and chairman Qingjie Zhao is an executive director of Jinheng Holdings. We expect to utilize our strategic investment in Jinheng Holding to further strengthen and broaden our research and development expertise, expand customer base and improve value-added services.

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

Our Core Capabilities

As we operate and grow our business, we seek to enhance and capitalize on what we view as our core capabilities described below:

●
Leading Market Position. According to CAAM, in 2008 we ranked second and third in sales revenue in the Chinese market for automobile alternators and starters, respectively. Our subsidiary Jinan Worldwide, which we acquired in October 2008, has been producing engine valves and tappets for over 50 years, and we believe we are now one of the largest manufacturers of engine valves and tappets in China in terms of sales volume as a result of the acquisition. We believe our brand and our products are well recognized and accepted in the automotive industry in China.

●
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

●
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

●
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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
General economic conditions.  Our financial results will be influenced by general economic conditions, the financial stability of our customers and suppliers, consumer confidence levels, instability and fluctuations in the capital markets and other unforeseen factors. Notwithstanding the global economic downturn, China’s GDP growth in 2009 is expected to reach approximately 10%, substantially higher than the global GDP growth rate which is projected to be approximately 3.4%. Since most of our sales revenue is generated from the Chinese market, we expect to benefit from the continued economic growth in China. Currently, it will also be challenging to maintain our historic growth rate due to general economic conditions which may reduce the demand for our products and overall ability and cost of external financing for our operations.  To meet this challenge, we plan to focus on further integrating our operations and generating greater synergies across our portfolio of technologies, products, and subsidiaries. We also plan to focus on increasing our manufacturing and administrative efficiencies through targeted cost savings initiatives.

●
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

●
Export.  Recent market events, especially the global economic slow-down, the challenging automotive industry conditions and the continued global credit crisis, are adversely impacting global automotive demand which may adversely impact our business, especially our exports. Export sales may also subject us to various economic, political, regulatory, legal and foreign exchange risks. However, we also see great opportunities for expanding our market share in the international market. As international automotive manufacturers implement cost saving plans, we expect them to source components directly from low cost manufacturing regions, such as China. We believe our high quality, low cost products will be attractive to international automakers and engine manufacturers. In addition, our subsidiary Jinzhou Wanyou is specialized in the manufacturing of rods and shafts. With more and more oversea automakers ceasing to manufacture rods and shafts themselves due to cost concerns, we anticipate more sales opportunities for our rods and shafts in the oversea market. We also plan to utilize our existing export sales network and resources to sell engine valves and tappets manufactured by our recently acquired subsidiary Jinan Worldwide. This strategy, if successfully implemented, will further increase our export sales.

Taxation

United States and British Virgin Islands

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Our subsidiaries Wonder Auto and Yearcity Limited were incorporated in the British Virgin Islands and, under the current laws of the BVI, are not subject to income taxes. Friend Birch is incorporated in Hong Kong and subject to a profit tax rate of 16.5% on the assessable profits.

China

Before the implementation of the New EIT Law, foreign-invested enterprises established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The New EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign-invested enterprises, unless they qualify under certain limited exceptions. Despite these changes, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an EIT rate lower than 25% may continue to enjoy the lower rate and will transition into the new EIT rate over a five year period beginning on the effective date of the New EIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the New EIT Law.

As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years.  Following is summary of these preferential tax treatments, known as “tax holidays,” and the effective tax rates applicable to these companies:

•
The tax holiday of Jinzhou Halla commenced in fiscal year 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a foreign-invested enterprise engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007, and thereafter subject to a tax rate of 15%.

•	The tax holiday of Jinzhou Dongwoo commenced in fiscal year 2004. Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, 12.5% for 2008 and 25% for 2009.

•
Jinzhou Wanyou has elected to commence the tax holiday in fiscal year 2007.  Accordingly, Jinzhou Wanyou was exempted from EIT for 2007 and 2008 and thereafter was and will be entitled to a 50% reduction on EIT rate to 12.5% for 2009, 2010 and 2011.

•
The tax holiday of Jinzhou Hanhua commenced in fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007 and 12.5% for 2008 and 2009. It will be subject to tax rate of 25% for 2010.

•
Jinzhou Karham has elected to commence the tax holiday in fiscal year 2008.  Accordingly, Jinzhou Karham was exempted from EIT for 2008 and 2009 and thereafter will be entitled to a 50% reduction on EIT rate 12.5% for 2010, 2011 and 2012.

•
The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui was exempted from EIT for 2008 and 2009 and thereafter will be entitled to a 50% reduction on EIT rate 12.5% for 2010, 2011 and 2012.

•	The tax holiday of Jinan Worldwide commenced in the fiscal year of 2006. Accordingly, Jinan Worldwide was and will be subject to tax rate of 12.5% for 2008, 2009 and 2010.

•	Jinzhou Motor, Jinzhou Equipment, Jinzhou Lida and Jinzhou Jiade are subject to the New EIT Law and the EIT rate of 25%.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Our Business – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

In 2009, our sales revenue from our alternator products was $74.2 million, our sales revenue from our starter products was $68.9 million, our sales revenue from our rod and shaft products was $21.2 million, and our sales revenue from our engine valves and tappets was $46.6 million. Among the four principal products, rods and shafts production enjoyed the fastest growth rate and the highest gross margin, reaching approximately 25-30%.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou. Valves and tappets are manufactured by our newly acquired subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 24 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Sales revenue	211,024	100%	141,190	100%	102,084	100%
Cost of sales	159,660	75.7%	104,750	74.2%	76,460	74.9%
Gross profit	51,364	24.3%	36,439	25.8%	25,624	25.1%
Administrative expenses	11,674	5.5%	6,827	4.8%	3,565	3.5%
Share-based compensation	1,172	0.6%	706	0.5%	—	—
Research and development expenses	3,027	1.4%	1,648	1.2%	1,136	1.1%
Selling expenses	7,768	3.7%	4,093	2.9%	3,291	3.2%
Unusual charge-make good provision	—	—	—	—	18,266	17.9%
Total expenses	23,640	11.2%	13,275	9.4%	26,258	25.7%
Other income	1,177	0.6%	1,360	1.0%	287	0.3%
Government grants	2,755	1.3%	193	0.1%	1,497	1.5%
Net finance costs	4,578	2.2%	2,246	1.6%	2,409	2.4%
Equity in unconsolidated affiliate	—	—	1,073	0.8%	34	0.0%

Income (loss) before income taxes and noncontrolling interests	27,079	12.8%	23,544	16.7%	(1,225)	(1.2)%
Income taxes	3,224	1.5%	2,175	1.5%	1,389	1.4%
Noncontrolling interests	996	0.5%	2,460	1.7%	1,137	1.1%
Net income/(loss) attributable to WATG	22,859	10.8%	18,909	13.4%	(3,750)	(3.7)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales Revenue. Sales revenue increased $69.8 million, or 49.5%, to $211.0 million in 2009 from $141.2 million in 2008. In 2009, sales revenue from alternators, starters, rods and shafts, engine valves and tappets increased $11.0 million, $16.8 million, $3.1 million and $38.9 million from 2008, respectively. This increase was mainly attributable to our recent acquisition of Jinan Worldwide which contributed $38.9 million in sales revenue in 2009. We acquired 65% interest in Jinan Worldwide in October 2008 and the remaining 35% interest in January 2009. We also benefited from the increased sales of starter and alternator products in 2009 due to the high market demand.

The following tables show the different segments and geographic areas comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent change
Components of Sales Revenue	2009	2008	2009 v. 2008
Alternator	74,250	63,256	17.4%
Starter	68,946	52,138	32.2%
Rod and shaft	21,247	18,106	17.3%
Engine valve and tappet	46,581	7,690	505.7%
Total sales revenue	211,024	141,190	49.5%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008
PRC	188,377	118,251
South Korea	5,868	9,066
Brazil	6,996	5,903
Mexico	1,584	1,769
United States	7,135	3,469
Others	1,064	2,732
Total	211,024	141,190

Cost of Sales.  Our cost of sales increased $54.9 million, or 52.4%, to $159.7 million in 2009 from $104.8 million in 2008. This increase was mainly due to the increase in our raw material and labor costs, which we believe was generally in line with the increase in our sales volume. As a percentage of sales revenue, the cost of sales increased to 75.7% in 2009 from 74.2% in 2008.  The slight percentage increase was mainly because a larger portion of our sales revenue was generated from alternators and starters with mid-to-small displacement as compared to 2008. Our alternators and starters for small-to-mid displacement engine vehicles generally have a lower margin than our alternators and starters for large displacement engine vehicles, and starter products generally have a lower average sales price.

Gross Profit. Our gross profit increased $14.9 million,41.0%, to $51.4 million in 2009 from $36.4 million in 2008. Gross profit as a percentage of sales revenue was 24.3% in 2009, as compared to 25.8% in 2008. The decreased gross margin was mainly due to the factor as discussed above.

Administrative Expenses.  Our administrative expenses increased $4.8 million, or 71.0%, to $11.7 million in 2009 from $6.8 million in 2008. As a percentage of sales revenue, administrative expenses increased to 5.5% in 2009 from 4.8% in 2008. The increase in the amount and percentage of administrative expenses was primarily due to the consolidation of the operating results of Yearcity and Jinan Worldwide, the professional expenses incurred in connection with our acquisition of Friend Birch and investment in Jinheng Holdings, and other professional expenses.

Share-based compensation. Our non-cash share-based compensation increased $465,640, or 65.9%, to $1.2 million in 2009 from $706,295 in 2008. On November 24, 2009, we granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48.

Research and development expenses.  Our research and development costs increased $1.4 million, or 83.7%, to $3.0 million in 2009 from $1.6 million in 2008. As a percentage of sales revenue, research and development costs increased to 1.4% for the year ended December 31, 2009 from 1.2% in 2008. Such dollar and percentage increases were primarily attributable to the increased expenses associated with development of new products, including alternative energy vehicle parts.

Selling Expenses. Our selling expenses include sales commissions, advertising and promotional materials costs, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased $3.7 million, or 89.8%, to $7.8 million in 2009 from $4.1 million in 2008. As a percentage of sales revenue, our selling expenses increased to 3.7% in 2009 from 2.9% in 2008. The increase in the amount and percentage of selling expenses was mainly due to the consolidation of the operating results of Yearcity and Jinan Worldwide which incurred approximately $2.7 million selling expenses in 2009.

Total Expenses.  Our total expenses increased $10.4 million, or 78.1%, to $23.6 million in 2009 from $13.3 million in 2008. As a percentage of sales revenue, our total expenses increased to 11.2% in 2009 from 9.4% in 2008. The increases in amount and percentage were mainly due to the facts discussed above.

Other Income. Our other income includes other payables waived, sales of scrap materials, service income, and gain on disposal of property, plant and equipment. Our other income decreased $182,668 to $1.2 million in 2009 from $1.4 million in 2008.

Government Grants. Government grant increased $2.6 million to $2.8million in 2009 from $192,882 in 2008. Government grants are received for purchases of property, plant and equipment, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Net finance costs. Our financial costs increased $2.3 million to $4.6 million in 2009 from $2.2 million in 2008. Such increase was mainly due to an outstanding loan in the amount of 7.2 million Euro (approximately $10.3 million). Since this loan is denominated in Euro, with the appreciation of RMB against Euro, we had a $70,802 net foreign exchange loss in 2009, as compared to a $975,305 net exchange gain in 2008.

Equity in net income of non-consolidated affiliates. We recognized a net income of $1.1 million from Money Victory Limited in 2008. We used the equity method to recognize profit or loss for the investment in which we exercised significant influence but did not control. We disposed of our investment in Money Victory Limited in November 2008.

Income Before Income Taxes and Noncontrolling interests. Our income before income taxes and noncontrolling interests was $27.1 million in 2009, as compared to $23.5 million in 2008.  As a percentage of sales revenue, income before income and noncontrolling interests decreased to 12.8% in 2009 from 16.7% in 2008. Such decrease in income before income tax and noncontrolling interests was mainly due to factors discussed above.

Income Taxes. Income taxes increased $1.0 million to $3.2 million in 2009 from $2.2 million in 2008. As a percentage of sales revenue, our income taxes remained at 1.5% in 2009 and 2008. Our effective income tax rate was 11.9% in 2009, which was 9.2% in 2008.

Noncontrolling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our noncontrolling interest decreased $1.5 million in 2009 to $996,114 from $2.5 million in 2008, reflecting the controlling interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua, Jinzhou Karham.

Net Income Attributable to WATG.  Our net income attributable to Wonder Auto increased $3.9 million, or 20.9%, to $22.9 million in 2009 from $18.9 million in 2008, due to the factors discussed above, including increased market demand in China. Excluding the increased $465,640 in non-cash share-based compensation charge, our net income attributable to Wonder Auto increased $4.4 million, or 22.5%, to $24.0 million in 2009 from $19.6 million in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

The following tables show the different segments and geographic areas comprising our total sales revenues:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2008	2007	Change
Components of Sales Revenue
Alternator	63,256	59,790	5.8%
Starter	52,138	35,014	48.9%
Rod and shaft	18,106	7,280	148.7%
Engine valve and tappet	7,690	-	-%
Total sales revenue	141,190	102,084	38.3%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2008	2007
PRC	118,251	92,329
South Korea	9,066	4,650
Brazil	5,903	2,633
Mexico	1,769	-
United States	3,469	1,647
Others	2,732	825
Total	141,190	102,084

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

Gross Profit. Our gross profit increased $10.8 million to $36.4 million in 2008 from $25.6 million in 2007. Gross profit as a percentage of sales revenue was 25.8% in 2008, as compared to 25.1% in 2007. The increased gross margin was mainly attributable to the factor as discussed above.

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

Share-based compensation. We incurred a non-cash employee compensation of $706,295 as a result of the stock option grants to senior management and other staff made under our equity incentive plan adopted in April 2008.  Such stock option grants were terminated in December 2008.

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

Selling Expenses. Our selling expenses include sales commissions, advertising and promotional materials costs, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling expenses increased to $4.1 million in 2008 from $3.3 million in 2007. The increased selling expenses were mainly attributable to the increased sales commissions and salaries resulting from the growth of our sales revenue, and the higher transportation costs during Beijing Olympic Games. As a percentage of sales revenue, our selling expenses decreased to 2.9% in 2008 from 3.2% in 2007. This percentage decrease was primarily attributable to lower warranty costs resulting from the improved product quality.

Unusual Charge – Make Good Provision. In connection with our private placement which closed in June 2006, two of our stockholders Choice Inspire Limited, or CIL, and Empower Century Limited, or ECL, pledged and deposited into escrow 3,300,000 shares of our common stock pursuant to a “make good” escrow agreement with the private placement investors.  Under the “make good” escrow agreement, the pledged shares were deliverable to the investors, on a pro rata basis, if we did not meet certain minimum net income thresholds during the fiscal years 2006 and 2007, but would be released back to CIL and ECL if the net income thresholds were achieved.  On February 8, 2007 and February 2, 2008, stockholders’ of CIL and ECL transferred their rights to receive the 3,300,000 shares in escrow for no consideration to Xiangdong Gao. who ultimately received the escrowed shares. Per ASC 718, Accounting for Stock-Based Compensation, if the net income threshold is met, the shares will be released back to CIL and ECL and treated as an expense equal to the amount of the market value of the shares as of the date when the respective performance goal was met.  We achieved the net income thresholds for both 2006 and 2007, accordingly, we recognized a non-cash expense of $7.5 million and $18.3 million in 2006 and 2007, respectively. As the make good arrangement only applies to 2006 an 2007, no such compensation expense was recognized in 2008.

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

Net finance costs. Our financial costs decreased $162,922 to $2.2 million in 2008 from $2.4 million in 2007. Such decrease was mainly due to an outstanding loan in the amount of 8.3 million Euro (approximately $11.8 million). Since this loan is denominated in Euro, with the appreciation of RMB against Euro, we had a $975,305 net foreign exchange gain in 2008.

Equity in net income of non-consolidated affiliates. We recognized a net income of $1.1 million from Money Victory Limited in 2008, as compared to $34,147 from Jinzhou Wanyou in 2007. We used the equity method to recognize profit or loss for the investment in which we exercised significant influence but did not control.

Income (Loss) Before Income Taxes and Noncontrolling interests. Our income before income taxes and minority interests was $23.5 million in 2008, as compared to a loss of $1.2 million in 2007.  Such increase in income before income tax and minority interests was mainly attributable to the non-cash expense of $18.3 million related to the make good arrangement recognized in 2007. No non-cash expense related to the make good arrangement was recognized in 2008.

Income Taxes. Income taxes increased $785,940 to $2.2 million in 2008 from $1.4 million in 2007. As a percentage of sales revenue, our income taxes increased to 1.5% in 2008 from 1.4% in 2007.

Noncontrolling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our noncontrolling interest increased $1.3 million in 2008 to $2.5 million from $1.1 million in 2007, reflecting the noncontrolling interests held by third parties in Jinzhou Dongwoo, Jinzhou Hanhua, Jinzhou Karham and Jinan Worldwide.

Net Income(Loss)/attributable to WATG.  Our net income was $18.9 million in 2008 as compared to a loss of $3.8 million in 2007. The significant increase in net income was mainly attributable to the non-cash expense of $18.3 million related to the make good arrangement recognized in 2007. Other than the $18.3 million non-cash expense, our net income increased $4.4 million in 2008 mainly because of the factors discussed above, including increased market demand and increased export sales.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $82.4 million and restricted cash of $15.8 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$18,157	$9,106	$12,170
Net cash used in investing activities	(38,518)	(37,266)	(24,566)
Net cash provided by financing activities	94,537	9,226	29,232
Effect of foreign currency translation on cash and cash equivalents	79	991	1,063
Net cash inflow(outflow)	74,255	(17,944)	17,899

Operating Activities

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We expect to meet all of our financial commitments and operating needs for the foreseeable future.

Net cash provided by operating activities was $18.2 million in 2009, as compared to $9.1 million in 2008. The increase was mainly attributable to increased trade payables, increased inventories and other receivables, partially offset by an increase in bills receivable.

Net cash provided by operating activities was $9.1 million in 2008, as compared to $12.2 million in 2007. The decrease was mainly attributable to the increase of finished product inventories as of December 31, 2008. Due to the global economic crisis, in the fourth quarter of 2008, our sales of alternators and starters were lower than the anticipated sales level which resulted in an increase of inventory for finished goods. In addition, the acquisition of Jinan Worldwide in the fourth quarter of 2008 also contributed to the increase of inventory.

Investing Activities

Our main uses of cash for investing activities in 2009 were for the acquisition of property, plant and equipment.

Net cash used in investing activities in 2009 was $38.5 million, as compared to $37.3 million in 2008. Net cash used in investing activities in 2009 was mainly attributable to $13.0 million payment to acquire and to deposit for acquisition of property, plant and equipment and $21.7 million paid to acquire Yearcity and Friend Birch.

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

Financing Activities

Net cash provided by financing activities in 2009 totaled $94.5 million as compared to $9.2 million in 2008. In November 2009, we completed an underwritten public offering whereby we sold 6,900,000 shares of our common stock at a public offering price of $10.75 per share and received a net proceeds of approximately $69.0 million.

Net cash provided by financing activities in 2008 totaled $9.2 million as compared to $29.2 million provided by financing activities in 2007. The decrease in net cash was mainly attributable to the $22.7 million proceeds we received from private placement transaction closed in December 2007, which more than offset the $9.2 million increase in net proceeds from bank loans in 2008.

Our debt to equity ratio was 40.5% as of December 31, 2009. We plan to maintain our debt to equity ratio below 65%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected appreciation of  RMB against the U.S. dollar.

Loan Facilities

As of December 31, 2009, we had approximately $97.9 million of bank deposits, our total assets were $362.3 million, and total equity was $198.5 million.

As of December 31, 2009, the amount, maturity date and term of each of our secured borrowings are as follows.

Short Term Loans
(All amounts in millions of U.S. dollars)

Bank	Amount	Maturity Date	Term
China Construction Bank	$2.6	October 29, 2010	12 months
China construction Bank	1.5	February 24, 2010	12 months
China Construction Bank	5.9	April 12, 2010	12 months
Bank of China	4.4	November 26, 2010	12 months
Huaxia Bank	2.9	June 30, 2010	12 months
China CITIC Bank	8.8	April 26, 2010	12 months
China CITIC Bank	5.9	June 28, 2010	12 months
Bank of China	2.9	August16, 2010	12 months
Bank of Jinzhou	0.4	March 30, 2010	12 months
Bank of Jinzhou	0.2	August 31, 2010	12 months
Bank of Jinzhou	0.4	September 23, 2010	12 months
Bank of China	2.9	April 28, 2010	12months
Bank of China	1.0	January 24, 2010	3 months
Bank of China	1.5	May 19, 2010	12 months
China CITIC	2.9	October 21, 2010	12 months
Bank of Jinzhou	0.1	October 28, 2010	12 months
Bank of Jinan	2.9	May 15, 2010	12 months
Huaxia Bank	2.9	June 22, 2010	12months
SZD Bank	2.9	February 28, 2010	6 months
Total	$53.0

Installment Loans
(All amounts in millions of U.S. dollars)

	Within 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
Bank of China*	$0.7	$4.0	$4.0	$2.7	$2.1	$-	$13.5
DEG**	3.2	3.2	3.2	0.7	-	-	10.3
Changqing*	-	-	-	-	0.2	0.8	1.0
Total	$3.9	$7.2	$7.2	$3.4	$2.3	$0.8	$24.8

*The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8166
**The loan is denominated in Euro, we used the exchange rate of 1 Euro = RMB9.8

During the year ended December 31, 2009, we repaid bank loans in the total amount of approximately $61.8 million. Approximately $56.9 million bank loans will mature within the next twelve months. We plan to either repay these loans as they mature or refinance them using other existing credit lines.

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

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2009:

(All amounts in thousands of U.S. dollars)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$24.8	$3.9	$14.4	$5.7	$0.8
Capital commitments	1.3	1.3	—	—	—
Operating lease obligations	0.2	0.2	—	—	—
Purchase obligations	—	—	—	—	—
Total	$26.3	$5.4	$14.4	$5.7	$0.8

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

●
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

●
Share-based compensation.  The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

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

●
Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty, goodwill, know-how, share-based compensation and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

●
Allowance for doubtful accounts.  The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

●
Impairment of long-lived assets. Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144), Equity Method of Accounting for Investments in Common Stock, respectively.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

●
Revenue recognition.  Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are put into use by its customers, the sales price is fixed or determinable and collection is reasonably assured.

●
Warranty.  It is the policy of the Company to provide after sales support to the product of alternators and starters by way of a warranty program.  The Company provided warranties to certain customers with warranty periods ranging from two years or 50,000 km to three years or 60,000 km, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty such that the closing balance of this provision is equal to certain percentage of relevant sales during the reporting periods as follows :-

Year ended December 31,	%

2009	1
2008	1.5
2007	1.5

As of January 1, 2009, the management of the Company re-assessed the percentage for provision of warranties by reviewing the historical claims information and determined to adjust the percentage from 1.5% to 1.0%. Such decrease was attributable to the improvement in the rate of defects for the Company’s products after introduction of certain new technologies obtained from the Company’s research and development.

Following the acquisition of Yearcity in October, 2008, the Company maintains its policy to provide after sales support to the product of engine valves and tappets by way of a warranty program.  The Company provided warranties to certain customers with warranty periods ranging from 1 to 1.5 years or 3,000 hours, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty in relation to the sales of engine valves and tappets such that the closing balance of this provision is equal to 1.7% of relevant sales during the reporting periods.

Recent Accounting Pronouncements

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income(Loss) and Comprehensive Income(Loss) for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the year ended December 31, 2009.

 A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2009, would decrease net income before provision for income taxes by approximately $7.8 million for the year ended December 31, 2009.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB.  All of our assets are denominated in RMB except for cash.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In addition, we also have bank loan denominated in Euro and our payment obligation may be affected by fluctuations in the exchange rate between the Euro and RMB.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 begins on page F-1 of this annual report.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2009 and 2008. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in millions of U.S. dollars)

	Year Ended December 31, 2009				Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$39,976	$49,651	$58,962	$62,435	$31,117	$36,659	$39,266	$34,148
Gross profit	10,094	12,219	13,954	15,096	8,173	9,504	10,126	8,637
Income before income taxes and noncontrolling interests	6,315	6,279	7,857	6,628	4,900	6,756	7,594	4,293
Net income attributable to WATG	5,172	5,376	6,507	5,804	3,986	5,267	6,354	3,304
Net income per share
Basic	0.19	0.20	0.24	0.19	0.15	0.20	0.24	0.11
Diluted	N/A	N/A	N/A	0.19	N/A	N/A	N/A	N/A

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

In September 2009, the Company acquired 100% equity interest in Friend Birch, thereby indirectly acquired its wholly owned subsidiaries, Jinzhou Lida and Jinzhou Jiade. Because of limitation of time, the Company has not completed the implementation of the internal control on these three subsidiaries by December 31, 2009 and management excluded them from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. These three entities’ internal control over financial reporting associated with total assets of 1.88% and total sales revenues of 0.95% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these three entities.

PKF Certified Public Accountants, Hong Kong, China, a member firm of the PKF International Limited network of legally independent firms, or PKF, our Independent Registered Public Accounting Firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of our internal controls over financial reporting herein as of December 31, 2009. PKF’s attestation report is included in this Item 9A. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited the internal control over financial reporting of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In September 2009, the Company acquired 100% equity interest in Friend Birch Limited, thereby indirectly acquired its wholly owned subsidiaries, Jinzhou Lida Auto Parts Co., Ltd. and Jinzhou Jiade Machinery Co., Ltd. Because of limitation of time, the Company has not completed the implementation of the internal control on these three subsidiaries by December 31, 2009 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. These three entities’ internal control over financial reporting associated with total assets of 1.88% and total sales revenues of 0.95% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these three entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years then ended December 31, 2009 and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ PKF
PKF
Certified Public Accountants
Hong Kong, China
March 4, 2010

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 4, 2010

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Qingjie Zhao
Qingjie Zhao
Chief Executive Officer

By:	/s/ Meirong Yuan
Meirong Yuan
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qingjie Zhao	Chairman, Chief Executive Officer and Director	March 4, 2010
Qingjie Zhao	(Principal Executive Officer)

/s/ Meirong Yuan	Chief Financial Officer and Director	March 4, 2010
Meirong Yuan	(Principal Financial and Accounting Officer)

/s/ Larry Goldman	Director	March 4, 2010
Larry Goldman

/s/ David Murphy	Director	March 4, 2010
David Murphy

/s/ Xingye Zhang	Director	March 4, 2010
Xingye Zhang

Wonder Auto Technology, Inc.

Consolidated Financial Statements
(Stated in US dollars)

Wonder Auto Technology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	2

Consolidated Balance Sheets	3 - 4

Consolidated Statements of Cash Flows	5 - 7

Consolidated Statements of Equity	8

Notes to Consolidated Financial Statements	9 - 51

Accountant &
business advisers

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wonder Auto Technology, Inc.

We have audited the accompanying consolidated balance sheets of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss) and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

PKF
Certified Public Accountants
Hong Kong, China
March 4, 2010

Tel 852 2806 3822 | Fax 852 2806 3712
E-mail info@pkf-hk.com | www.pkf-hk.com
PKF | 26/F, Citicorp Centre | 18 Whitfield Road | Causeway Bay | Hong Kong

PKF Hong Kong is a member firm of the PKF International Limited network of legally independent firms and does not accept any responsiblity or liability for the actions or inactions on the part of any other individual member firm or firms

Wonder Auto Technology, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008	2007

Sales revenue	$211,024,016	$141,189,559	$102,083,722
Cost of sales	159,659,681	104,750,150	76,459,944

Gross profit	51,364,335	36,439,409	25,623,778

Operating expenses
Administrative expenses	11,673,683	6,827,200	3,565,332
Share-based compensation - Note 19	1,171,935	706,295	-
Research and development expenses	3,026,895	1,647,888	1,135,997
Selling expenses	7,767,770	4,093,413	3,290,689
Unusual charge - make good provision	-	-	18,265,500

	23,640,283	13,274,796	26,257,518

Income/(loss) from operations	27,724,052	23,164,613	(633,740)
Other income - Note 4	1,177,215	1,359,883	287,322
Government grants - Note 3	2,754,978	192,882	1,496,547
Net finance costs - Note 5	(4,577,660)	(2,246,099)	(2,409,021)
Equity in net income of non-consolidated
affiliates - Note 3	-	1,072,788	34,147

Income/(loss) before income taxes and
noncontrolling interests	27,078,585	23,544,067	(1,224,745)
Income taxes - Note 6	(3,223,881)	(2,174,948)	(1,389,008)

Net income/(loss) before noncontrolling interests	23,854,704	21,369,119	(2,613,753)
Net income attributable to noncontrolling
Interests - Note 7	(996,114)	(2,460,352)	(1,136,694)

Net income/(loss) attributable to Wonder Auto
Technology, Inc. common stockholders	$22,858,590	$18,908,767	$(3,750,447)

Net income/(loss) before noncontrolling interests	23,854,704	21,369,119	(2,613,753)
Other comprehensive income
Foreign currency translation adjustments	149,199	4,613,096	3,132,459

Comprehensive income	24,003,903	25,982,215	518,706
Comprehensive income attributable to
noncontrolling interests	(996,881)	(3,071,210)	(1,299,259)

Comprehensive income/(loss) attributable to
Wonder Auto Technology, Inc. common
Stockholders	$23,007,022	$22,911,005	$(780,553)

Earnings/(loss) per share attributable to
Wonder Auto Technology, Inc. common
stockholders: basic	$0.82	$0.70	$(0.16)
Diluted	$0.82	N/A	N/A

Weighted average number of shares
outstanding: basic	27,829,583	26,959,994	24,140,816
Diluted	27,843,009	N/A	N/A

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$82,414,287	$8,159,156
Restricted cash - Note 9	15,753,748	24,181,645
Trade receivables, net - Note 10	49,522,583	46,571,619
Bills receivable	21,965,065	8,388,926
Other receivables, prepayments and deposits - Note 11	14,826,460	16,408,304
Inventories - Note 12	51,119,562	44,016,192
Amount due from Hony Capital - Note 11(c)	-	7,637,216
Income tax recoverable	-	289,000
Deferred taxes - Note 6	1,186,410	1,075,766

Total current assets	236,788,115	156,727,824
Intangible assets - Note 13	32,907,720	22,062,560
Property, plant and equipment, net - Note 14	73,770,329	69,131,579
Land use rights - Note 15	10,618,853	10,391,527
Deposit for acquisition of property, plant and
equipment	7,435,563	3,845,774
Deferred taxes - Note 6	731,575	870,500

TOTAL ASSETS	$362,252,155	$263,029,764

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2009	2008
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables - Note 9	$34,126,534	$21,616,932
Bills payable - Note 9	29,388,653	31,247,100
Other payables and accrued expenses - Note 16	14,886,909	20,465,014
Provision for warranty - Notes 3 and 17	2,272,322	2,377,620
Income tax payable	892,340	-
Payable to Hony Capital - Note 16(f)	-	10,187,216
Secured borrowings - Note 18	57,082,779	44,055,803
Early retirement benefits cost - Note 3	353,584	419,301

Total current liabilities	139,003,121	130,368,986

Secured borrowings – Note 18	20,908,721	16,054,478
Deferred revenue - government grants - Note 3	3,315,762	2,806,777
Early retirement benefits cost - Note 3	550,397	798,115

TOTAL LIABILITIES	163,778,001	150,028,356

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share;
authorized 10,000,000 shares in 2009 and
2008; none issued and outstanding	-	-
Common stock: par value $0.0001 per share
Authorized 90,000,000 shares in 2009 and
2008; issued and outstanding 33,859,994 in 2009
and 26,959,994 shares in 2008 - Note 21	3,386	2,696
Additional paid-in capital	137,542,702	71,349,599
Statutory and other reserves - Note 22	10,186,701	7,628,541
Accumulated other comprehensive income	9,647,051	8,424,270
Retained earnings	35,270,596	14,654,587

TOTAL WONDER AUTO TECHNOLOGY, INC.
STOCKHOLDERS’ EQUITY	192,650,436	102,059,693

NONCONTROLLING INTERESTS	5,823,718	10,941,715

TOTAL EQUITY	198,474,154	113,001,408

TOTAL LIABILITIES AND EQUITY	$362,252,155	$263,029,764

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income/(loss) before noncontrolling interests	$23,854,704	$21,369,119	$(2,613,753)
Adjustments to reconcile net income/(loss) to net
cash provided by operating activities:
Depreciation	5,858,870	3,734,534	2,014,045
Amortization of intangible assets and land
use right	687,148	169,641	90,712
Deferred taxes	26,640	(112,140)	(263,993)
Loss/(gain) on disposal of property,
plant and equipment	299,018	(129,374)	20,255
Gain on disposal of Man Do Auto
Technology Co., Ltd.	-	-	(500)
Loss on disposal of non-consolidated
Affiliate	-	122,788	-
Provision for doubtful debts	180,718	8,577	2,159
Provision of obsolete inventories	1,018,826	46,917	39,115
Exchange loss/(gain) on translation of
monetary assets and liabilities	195,307	(1,242,479)	532,738
Equity in net income of non-consolidated
Affiliate	-	(1,072,788)	(34,147)
Share-based compensation - Note 19	1,171,935	706,295	-
Deferred revenue amortized	(260,372)	(59,848)	-
Unusual charge - make good provision	-	-	18,265,500
Changes in operating assets and liabilities:
Trade receivables	(2,959,820)	2,993,828	(10,651,989)
Bills receivable	(13,570,634)	6,251,024	(6,504,351)
Other receivables, prepayments and deposits	4,380,259	(3,948,637)	2,902
Inventories	(7,043,479)	(14,773,890)	2,265,298
Trade payables	12,040,815	(53,217)	2,554,508
Bills payable	(1,846,976)	(956,502)	5,110,761
Amount due from a related company	-	78,516	-
Other payables and accrued expenses	(6,608,069)	(2,644,372)	1,099,131
Provision for warranty	(105,569)	262,316	6,124
Income tax payable	1,151,157	(1,526,913)	235,971
Early retirement benefits cost	(313,139)	(117,834)	-

Net cash flows provided by operating activities	$18,157,339	$9,105,561	$12,170,486

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)
	Year ended December 31,
	2009	2008	2007
Cash flows from investing activities
Payments to acquire intangible assets	$(155,622)	$(1,472,868)	$(1,982)
Payments to acquire land use right	-	(1,856,268)	-
Payments to acquire and for deposit for
acquisition of property, plant and equipment	(12,959,259)	(17,308,878)	(8,023,761)
Proceeds from sales of property, plant and
Equipment	30,592	242,044	25,803
Proceeds from sales of Money Victory Limited	5,950,000	-	-
Advanced to Winning	(8,013,693)	-	-
Net cash paid to acquire Jinzhou Wanyou	(1,705,437)	(293,400)	(14,146,485)
Net cash paid to acquire Friend Birch - Note 2(b)	(11,728,042)	-	-
Net cash paid to acquire Jinzhou Dongwoo	-	-	(2,420,000)
Cash inflow from disposal of Man Do	-	-	500
Net cash paid to acquire Jinzhou Hanhua	-	(4,040,472)	-
Net cash paid to acquire Jinzhou Karham	-	(703,712)	-
Net cash paid to acquire Money Victory	-	(5,000,000)	-
Net cash paid to acquire Fuxin Huirui	-	(140,990)	-
Net cash paid to acquire Yearcity	(9,936,057)	(6,691,434)	-

Net cash flows used in investing activities	(38,517,518)	(37,265,978)	(24,565,925)

Cash flows from financing activities
Government grants received in respect of property,
plant and equipment	769,006	-	-
Decrease/(Increase) in restricted cash	8,418,349	2,293,532	(3,736,383)
Dividend paid to Winning	-	(644,030)	(343,934)
Dividend paid to noncontrolling interests	(1,320,385)	(1,653,271)	(743,240)
Proceeds from secured borrowings	79,457,451	18,426,341	29,486,379
Repayment of secured borrowings	(61,781,846)	(9,196,570)	(18,161,716)
Net proceeds from issue of shares	68,994,141	-	22,730,461

Net cash flows provided by financing activities	94,536,716	9,226,002	29,231,567

Effect of foreign currency translation on cash
and cash equivalents	78,594	990,578	1,063,166

Net increase/(decrease) in cash and cash
Equivalents	74,255,131	(17,943,837)	17,899,294

Cash and cash equivalents - beginning of year	8,159,156	26,102,993	8,203,699

Cash and cash equivalents - end of year	$82,414,287	$8,159,156	$26,102,993

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008	2007

Supplemental disclosures for cash flow
information:
Cash paid for:
Interest	$4,418,494	$2,849,664	$1,445,534
Income taxes	$2,023,001	$2,464,548	$1,316,837

Cash investing activities:
Acquisitions (Note 2)
Fair value of assets acquired	$9,823,946	$101,208,984	$3,149,361
Fair value of liabilities assumed	$3,107,514	$86,049,295	$309,044

Non-cash investing and financing activities:
Settlement of amount due to Hony Capital II,
L.P. (“Hony Capital”) by offsetting with amount
due from Hony Capital	$7,626,804	$-	$-

See the accompanying notes to consolidated financial statements

Wonder Auto Technology, Inc.
Consolidated Statements of Equity
(Stated in US Dollars)

	Wonder Auto Technology, Inc. stockholders
					Accumulated	Retained
			Additional	Statutory	other	earnings/
	Common stock		paid-in	and other	comprehensive	(accumulated	Noncontrolling
	No. of shares	Amount	capital	reserves	income	deficit)	interests	Total

Balance, January 1, 2007	23,959,994	$2,396	$29,647,643	$3,148,265	$1,452,138	$3,976,543	$2,579,572	$40,806,557
Share issued for proceeds of $25.95 million	3,000,000	300	25,949,700	-	-	-	-	25,950,000
Cost of raising capital	-	-	(3,219,539)	-	-	-	-	(3,219,539)
Unusual charge - make good provision	-	-	18,265,500	-	-	-	-	18,265,500
Net income	-	-	-	-	-	(3,750,447)	1,136,694	(2,613,753)
Dividend paid to noncontrolling interests	-	-	-	-	-	-	(664,148)	(664,148)
Foreign currency translation adjustments	-	-	-	-	2,969,894	-	162,565	3,132,459
Appropriation to reserves	-	-	-	1,709,395	-	(1,709,395)	-	-

Balance, December 31, 2007	26,959,994	2,696	70,643,304	4,857,660	4,422,032	(1,483,299)	3,214,683	81,657,076
Noncontrolling interests arising from
Acquisition	-	-	-	-	-	-	6,274,626	6,274,626
Net income	-	-	-	-	-	18,908,767	2,460,352	21,369,119
Dividend paid to noncontrolling interests	-	-	-	-	-	-	(1,618,804)	(1,618,804)
Foreign currency translation adjustments	-	-	-	-	4,002,238	-	610,858	4,613,096
Appropriation to reserves	-	-	-	2,770,881	-	(2,770,881)	-	-
Share-based compensation	-	-	706,295	-	-	-	-	706,295

Balance, December 31, 2008	26,959,994	2,696	71,349,599	7,628,541	8,424,270	14,654,587	10,941,715	113,001,408
Share issued for proceeds of $74.18 million	6,900,000	690	74,174,310	-	-	-	-	74,175,000
Cost of raising capital	-	-	(5,515,542)	-	-	-	-	(5,515,542)
Net income	-	-	-	-	-	22,858,590	996,114	23,854,704
Dividend paid to noncontrolling interests	-	-	-	-	-	-	(1,320,385)	(1,320,385)
Foreign currency translation adjustments	-	-	-	-	148,432	-	767	149,199
Appropriation to reserves	-	-	-	2,242,581	-	(2,242,581)	-	-
Acquisition of subsidiary from
noncontrolling interests Note 2(a)	-	-	(3,637,600)	315,579	1,074,349	-	(4,794,493)	(7,042,165)
Share-based compensation	-	-	1,171,935	-	-	-	-	1,171,935

Balance, December 31, 2009	33,859,994	$3,386	$137,542,702	$10,186,701	$9,647,051	$35,270,596	$5,823,718	$198,474,154

See the accompanying notes to consolidated financial statements

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

Currently the Company has fourteen subsidiaries:
Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Wonder Auto Limited (“Wonder”)	British Virgin Islands (“BVI”) / April 16, 2004	100%	Ordinary shares: Authorized: 50,000 shares of $1 each, Paid up: 245 shares of $1 each	Investment holding

Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”)	The PRC / March 21, 1996	100%	Registered capital of $31,900,000 and fully paid up	Manufacturing and selling of starters and alternators

Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”)	The PRC / April 23, 2003	50% *	Registered capital of $2,800,000 and fully paid up	Manufacturing and selling of accessories of alternators

Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”)	The PRC / September 21, 2006	100%	Registered capital $54,950,000 and fully paid up	Manufacturing and selling of rods and shafts

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.	Corporate information and description of business (Cont’d)

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Jinzhou Wonder Motor Co., Ltd. (“Wonder Motor”)	The PRC / September 24, 2007	100%	Registered capital of $3,500,000 and fully paid up	Development stage company

Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder”)	The PRC / September 24, 2007	100%	Registered capital of $5,500,000 and fully paid up	Manufacturing and selling of accessories of starters and alternators

Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”)	The PRC / April 23, 2003	50% *	Registered capital of $2,369,000 and fully paid up	Manufacturing and selling of accessories of starters

Jinzhou Karham Electrical Equipment Co., Ltd. (Jinzhou Karham”)	The PRC / May 20, 2006	65%	Registered capital of $950,000 and fully paid up	Manufacturing and selling of accessories of starters

Fuxin Huirui Mechanical Co., Ltd. (“Fuxin Huirui”)	The PRC / September 24, 2007	100%	Registered capital of $3,000,000 and paid up capital of $740,990	Manufacturing and selling of accessories of alternators

Yearcity Limited (“Yearcity”)	BVI / March 10, 2005	100%	Authorized: 50,000 shares of $1 each, Paid up: 100 share of $1 each	Investment holding

Jianan Worldwide Auto Accessories Co., Ltd. (“Jianan Worldwide”)	The PRC / February 1956	100%	Registered capital of $20,700,000 and fully paid up	Manufacturing and selling of valves and tappets

Friend Birch Limited (“Friend Birch”)	Hong Kong / November 9, 2005	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Jinzhou Jiade Machinery Co., Ltd. (“Jinzhou Jiade”)	The PRC / June 21, 2007	100%	Registered capital of RMB 12,000,000 and fully paid up	Manufacturing and selling of accessories of rods and shafts

Jinzhou Lida Auto Parts Co., Ltd. (“Jinzhou Lida”)	The PRC / October 23, 2008	100%	Registered capital of $1,000,000 and fully paid up	Manufacturing and selling of accessories of rods and shafts

*
The Company obtained the control over those subsidiaries by appointing more than half of members in the board of directors in accordance with those subsidiaries’ Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions and dispositions

(a)
On January 4, 2009, Jinzhou Halla entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Magic Era Group Limited (“Magic Era”), a British Virgin Islands corporation, pursuant to which Jinzhou Halla agreed to acquire the 35% remaining equity interest in Yearcity at a consideration RMB48 million (equivalent to $7.04 million) (“Yearcity Consideration”), which was settled on July 3, 2009. Yearcity does not have any assets except its 100% equity ownership of Jinan Worldwide. Upon the completion of acquisition, Yearcity became the wholly owned subsidiary of the Company. Jinan Worldwide is a company established in PRC and engaged in the manufacturing of engine valves and tappets. The Company is the second largest market manufacturer of alternators and starters with its customers mainly engaged in gasoline engine and vehicle market in the PRC. Jinan Worldwide is the largest market manufacturer of engine valves and tappets in PRC with its customers mainly diesel engine and vehicle business. The acquisition can provide the Company an opportunity to expand its market from gasoline engine parts market to diesel engine parts market in the PRC.

During 2008, the Company disposed of an unconsolidated affiliate, Money Victory Limited (“Money Victory”), to Golden Stone Capital Limited (“Golden Stone”) at a cash consideration of $5.95 million (“Money Victory Consideration”) which was still outstanding and included in other receivables as of December 31, 2008.  On January 4, 2009, Wonder Auto Limited, Jinzhou Hall, Magic Era and Golden Stone entered into a debt transfer agreement that a partial of Yearcity Consideration amounting to $5.95 million was settled by offsetting with Money Victory Consideration. During the third quarter of 2009, the Company was notified by the PRC authority that this offsetting arrangement was not approved, and paid cash to settle the $5.95 million to Magic Era on July 10, 2009 and received the same amount from Golden Stone on July 13, 2009.

In accordance with Accounting Standards Codification 810 “Consolidation” (previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51), the acquisition of noncontrolling interest in Yearcity was accounted for as a equity transaction. The carrying amount of the noncontrolling interest in Yearcity was adjusted to reflect the change in the Company’s equity interest in Yearcity. The difference between the fair value of the consideration paid or payable and the amount by which the noncontrolling interest of Yearcity adjusted was recognized in equity attributable to the Company.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions and dispositions (Cont’d)

The schedule below illustrates the effects of changes in the Company’s equity interest in Yearcity on the Company’s equity:
	Year ended December 31,
	2009	2008

Net income attributable to Wonder Auto
Technology, Inc. common stockholders	$22,858,590	$18,908,767

Transfers to noncontrolling interest
Decrease in the Company’s additional paid-in
capital for purchase of 35% equity interest
of Yearcity (Note a)	(3,637,600)	-

Change from net income attributable to Wonder Auto Technology, Inc. common stockholders and transfers to noncontrolling interest	$19,220,990	$18,908,767

Note:-

a)	Total cash consideration paid for the acquisition of 35% equity
	interest in Yearcity	$7,042,165
	35% noncontrolling interest in Yearcity	(4,794,493)
	35% noncontrolling interest in accumulated other comprehensive
	Income	1,074,349
	35% noncontrolling interest in statutory and other reserves	315,579

		$3,637,600

(b)
On September 22, 2009, Jinzhou Wanyou entered a Share Purchase Agreement (“Purchase Agreement”) with Winning International Development Limited (“Winning”), a British Virgin Islands corporation, pursuant to which Jinzhou Wanyou agreed to purchase Winning’s 100% equity interest in Friend Birch, a Hong Kong corporation, at a cash consideration of $12 million which was fully settled by the end of 2009. Upon the completion of the transaction on October 1, 2009, Friend Birch became a subsidiary of the Company and thereby indirectly acquiring Friend Birch’s wholly owned PRC subsidiaries, Jinzhou Jiade and Jinzhou Lida.  Jinzhou Jiade and Jinzhou Lida are companies engaged in designing, manufacturing and selling gas spring shafts and other thin mechanical shafts products, automotive springs and gas springs.  Pursuant to the Purchase Agreement, Winning was entitled to the cash dividend amounting to $1.58 million in respect of the retained profits on or before June 30, 2009.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions and dispositions (Cont’d)

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to Friend Birch’s each major class of assets acquired and liabilities assumed at the date of acquisition :

October 1,
2009

Current assets	$1,904,178
Property, plant and equipment, net	1,982,294
Land use right	477,300
Intangible assets - unpatented technical know-how	5,460,174
Goodwill	5,283,568
Current liabilities (Including dividend payable to Winning
of $1.58 million pursuant to the Purchase Agreement)	(3,107,514)

Net assets acquired	$12,000,000

Satisfied by:-

Cash payment	$12,000,000

Net cash paid to acquire Friend Birch	$11,728,042

As of December 31, 2009, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Friend Birch amounting to $5.3 million which represents the excess of the initial purchase price of $12 million over the attributable share of fair value of acquired identifiable net assets of Friend Birch of $6.7 million at the time of acquisition on October 1, 2009. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company acquired Friend Birch to secure supply of raw materials and components for its rods and shafts products.

Based on an independent third-party appraisal, there were no other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted.  The excess of purchase price over the fair value of net tangible and intangible assets acquired, representing consideration paid for intangible assets which do not meet either the separability criterion or the contractual-legal criterion in accordance with ASC 805, was recorded as goodwill.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Acquisitions and dispositions (Cont’d)

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Friend Birch for year ended December 31, 2009, as if the acquisition had occurred as of the beginning of fiscal year 2008:

	(Pro Forma)
	Year ended December 31,
	2009	2008

Revenue	$211,701,001	$141,296,400
Net income attributable to Wonder Auto Technology,
Inc. common stockholders	$23,327,878	$19,015,608
Earnings per share: basic	$0.84	$0.71
diluted	$0.84	N/A

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

Investments in non-consolidated affiliates

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. The Company assesses the potential impairment of our equity method investments.  The Company determines fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, the Company records an appropriate write-down.

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

Investments in non-consolidated affiliates (Cont’d)

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

Noncontrolling interests

Noncontrolling interests resulted from the consolidation of the following subsidiaries:-
-	50% owned subsidiary, Jinzhou Dongwoo acquired in November, 2006;
-	50% owned subsidiary, Jinzhou Hanhua acquired in January, 2008; and
-	65% owned subsidiary, Jinzhou Karham acquired in February, 2008.

Share-based compensation

The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty, goodwill, know-how, share-based compensation and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-
	Year ended December 31,
	2009	2008	2007

Beijing Hyundai Motor Company	$29,366,373	$16,596,648	$13,971,225
Harbin Dongan Automotive Engine Manufacturing Company Limited	22,677,173	14,754,205	16,657,632

	$52,043,546	$31,350,853	$30,628,857

Details of customers for 10% or more of the Company’s trade receivables are :-

	As of December 31,
	2009	2008

Mianyang Xinchen Engine Co. Ltd	$5,022,263	$2,969,363

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in US dollars.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  As a considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Know-how (Cont’d)

Know-how with finite useful life is stated at cost less accumulated amortization.  Amortization is provided on a straight-line basis over their estimated useful lives of 5-10 years.

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

Deferred revenue - government grants

Government grants are received for purchases of property, plant and equipment, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

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

During the year ended December 31, 2009, the Company received government grants of $1,901,680 for good performance of the Company which is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Such grant is recognized as income for the year.

The Company received certain government grants for the purchase of property, plant and equipment since 2004.  Such subsidy was recorded as deferred revenue and was amortized as income over the useful lives of the relevant property, plant and equipment.  The Company received such government grants of $769,006 during the year ended December 31, 2009. Amortization for the year ended December 31, 2009 and 2008 was $260,372 and $59,848 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Deferred revenue - government grants (Cont’d)

The Company received certain government grants from the relevant government authorities as an encouragement to capitalize of the retained profits by the Company’s subsidiaries.  Such government grant is unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Government grant is recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received. For the year ended December 31, 2007, the Company received government grant of $1,496,547.

In addition, the Company received certain government grants from the relevant government authorities to reimbursement the payment made to the defined contribution plan. For the year ended December 31, 2009, the Company received such grant of $592,926 and recognized as income.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144), Equity Method of Accounting for Investments in Common Stock, respectively.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

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

The “new products development expenses” include salaries of personnel engaged and other costs incurred for research and development of potential new products.  They are expensed to the Statement of Income (Loss) and Comprehensive Income (Loss).

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

“Other research and development expenses” represent payments for routine and ongoing efforts to refine existing products.  These expenses are charged to the Statement of Income (Loss) and Comprehensive Income (Loss).

Advertising expenses amounting to $19,993, $100,474 and $8,926 for three years ended December 31, 2009, 2008 and 2007 respectively are included in selling expenses.

Transportation expenses amounting to $1,425,581, $1,119,546 and $630,254 for three years ended December 31, 2009, 2008 and 2007 respectively are included in selling expenses.

Research and development expenditure for each of three years in the period ended December 31, 2009 are as follow :-
		Year ended December 31,
Nature	Included in	2009	2008	2007

New products development expenses	Operating expenses	$2,564,748	$1,249,894	$534,503

Investments in research and development equipment	Property, plant and equipment	704,616	2,186,758	2,388,867

Other research and development expenses	Operating expenses	462,147	397,994	601,494

		$3,731,511	$3,834,646	$3,524,864

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

Year ended December 31,	%

2009	1
2008	1.5
2007	1.5

As of January 1, 2009, the management of the Company re-assessed the percentage for provision of warranties by reviewing the historical claims information and determined to adjust the percentage from 1.5% to 1.0%. Such decrease was attributable to the improvement in the rate of defects for the Company’s products after introduction of certain new technologies obtained from the Company’s research and development.

Following the acquisition of Yearcity in October, 2008, the Company maintains its policy to provide after sales support to the product of engine valves and tappets by way of a warranty programme.  The Company provided warranties to certain customers with warranty periods ranging from 1 to 1.5 years or 3,000 hours, whichever comes first.

Based on the past experience, the Company sets up a policy of making a general provision for warranty in relation to the sales of engine valves and tappets such that the closing balance of this provision is equal to 1.7% of relevant sales during the reporting periods.

Early retirement benefits cost

The Company adopted an early retirement scheme to provide eligible staff with certain salaries and insurance benefits for their early retirement before statutory retirement age, 55 for women and 65 for men.  The obligation of early retirement benefits cost is recorded at the present value of the cost expected to settle the obligation and is recognised when the application for early retirement has been approved by the Company.  Since December 31, 2007, no further early retirement application is processed and approved by the Company thereafter.

As of December 31, 2009, the discount rate of 6.3%, which was the average borrowing rate of Renminbi loan in the PRC, was adopted to calculate the present value of early retirement benefits cost.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances.  Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2009, 2008 and 2007 were RMB1 for $0.1467, $0.1467 and $0.1371 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, “Earnings Per Share” (previously SFAS No. 128).  Basic earnings/(loss) per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings/(loss) per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods.  At December 31, 2009, the Company had outstanding option exercisable into shares of common stock, which was used in the computation of diluted earnings.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

	As of December 31, 2009		As of December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$77,991,500	$79,500,570	$60,110,281	$61,196,042

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income (Loss) and Comprehensive Income (Loss) for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The adoption of this amended topic has no material impact on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

4.	Other income

	Year ended December 31,
	2009	2008	2007

Other payables waived	$117,200	$773,158	$-
Sales of scrap and materials	366,953	198,432	30,772
Services income	-	240,053	-
Claims received from suppliers	579,870	-	179,696
Gain on disposal of property, plant and Equipment	-	129,374	-
Others	113,192	18,866	76,854

	$1,177,215	$1,359,883	$287,322

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Net finance costs
	Year ended December 31,
	2009	2008	2007

Interest income	$(859,613)	$(314,290)	$(111,784)
Interest expenses	4,429,401	2,809,856	1,627,063
Less: Interest capitalized	-	-	(131,287)
Bills discounting charges	352,949	449,530	203,708
Bank charges	505,967	245,474	120,360
Net exchange loss/(gain)	70,802	(975,305)	700,961
Finance charges from early retirement benefits cost	78,154	30,834	-

	$4,577,660	$2,246,099	$2,409,021

6.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Wonder and Yearcity were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Hong Kong

Friend Birch is incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the years.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008 and thereafter subject to a rate of 15%. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and subject to a tax rate of 12.5% for 2008 and 25% for 2009.  Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate to 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and subject to a tax rate of 12.5% for 2008 and 2009.  Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Worldwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor, Jinzhou Wonder, Jinzhou Jiade and Jinzhou Lida is subject to a tax rate of 25%.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

The components of the provision (benefit) for income taxes are :-

	Year ended December 31,
	2009	2008	2007

Current taxes - PRC	$3,197,241	$2,287,088	$1,653,001
Deferred taxes - PRC	26,640	(112,140)	(263,993)

	$3,223,881	$2,174,948	$1,389,008

The effective income tax expenses differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2009 and 2008 and 27% for the year ended December 2007 in the PRC as follows :-

	Year ended December 31,
	2009	2008	2007
Provision for income taxes at PRC statutory income tax rate	$6,769,646	$5,886,017	$(330,681)
Non-deductible items for tax	1,689,306	378,773	5,058,702
Income not subject to tax	(1,935,350)	(166,134)	(183,342)
Increase in deferred tax assets resulting resulting from a reduction of PRC enterprise income tax rate	-	-	(194,321)
Over provision in respect of previous year	(91,142)	(103,190)	-
Tax holiday	(3,208,579)	(3,820,518)	(2,961,350)

	$3,223,881	$2,174,948	$1,389,008

During the three years ended December 31, 2009, 2008 and 2007, the aggregate amounts of benefit from tax holiday were $3,208,579, $3,820,518 and $2,961,350 and the respective effect on earnings per share effect was $0.11, $0.14 and $0.12 respectively.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted this ASC 740-10-25 on January 1, 2007.  Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax.  Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant.  The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	Income taxes (Cont’d)

PRC (cont’d)

Deferred tax assets (liabilities) as of December 31, 2009 and 2008 are composed of the following :-
	As of December 31,
	2009	2008
PRC
Current deferred tax assets:
Allowance for doubtful debts	$125,343	$72,950
Provision for obsolete inventories	313,391	492,939
Provision for warranty	486,622	385,539
Accrued liabilities	21,458	-
Unrealized profit	239,596	112,196
Others	-	12,142

	$1,186,410	$1,075,766

United States
Non current deferred tax assets:
Tax losses	$48,000	$48,000
Valuation allowances	(48,000)	(48,000)

	-	-
PRC
Non current deferred tax assets (liabilities):
Depreciation of property, plant and equipment	766,457	1,107,137
Amortization of land use rights	114,477	11,477
Amortization of know-how	(252,547)	(400,291)
Early retirement benefits cost	103,188	152,177

	731,575	870,500

	$731,575	$870,500

As of December 31, 2009, the Company had net operating loss carried forward amounting to $140,612 in the United States which, if unutilized, will expire through to 2023.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.	Noncontrolling Interests

It represents the noncontrolling shareholders’ proportionate share of net income of Jinzhou Dongwoo, Jinzhou Hanhua and Jinzhou Karkam.

8.	Earnings/(loss) per share

The following table sets forth the computation of basic and diluted earnings/(loss) per share (“EPS”) for the reporting periods :-

	Year ended December 31,
	2009	2008	2007

Numerator :-
Net income/(loss) attributable to Wonder
Auto Technology, Inc. common Stockholders

Basis and Diluted	$22,858,590	$18,908,767	$(3,750,447)

Denominator :-

Weighted average common shares used to compute basic EPS	27,829,583	26,959,994	24,140,816
Dilutive potential from assumed exercise of option to employees and Directors	13,426	N/A	N/A
Weighted average common shares used to compute diluted EPS	27,843,009	N/A	N/A

Earnings/(loss) per share - Basic	$0.82	$0.70	$(0.16)

Earnings/(loss) per share - Diluted	$0.82	N/A	N/A

For 2008, diluted earnings per share is not presented as the effect of share-based awards were anti-dilutive. For 2007, the Company had no dilutive instruments.  Accordingly, the basic and diluted earnings per share are the same.

9.	Restricted cash, bills and trade payables

	As of December 31,
	2009	2008

Bank deposits held as collateral for bills payable - Note (a)	$15,166,948	$20,240,795
Bank deposit held as collateral for import duty - Note (b)	586,800	586,800
Bank deposit held as collateral for bank loans	-	3,354,050

	$15,753,748	$24,181,645

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Restricted cash, bills and trade payables (Cont’d)

Note:-

(a)
The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity.  These bills are interest-free with maturity of three to six months from date of issuance.  As security for the banks’ undertakings, the Company is required to deposit with such banks equal to 30% to 100% of the bills amount at the time of issuance and pay bank charges. These deposits will be used to settle the bills at maturity.

Trade payables represent trade creditors on open account.  They are interest-free and unsecured.  The normal credit term given by these suppliers to the Company ranges from one to three months.

(b)
The Company is entitled to exemption from import duty for importing fixed assets from overseas.  As of December 31, 2009 and 2008, certain imported fixed assets were pledged to DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH (“DEG”), a Germany Bank, for a loan granted to Jinzhou Halla.  Regarding the exemption from import duty, the Company is required by the tax authority to deposit an equal amount of import duty exempted in bank until the bank loan is fully settled.

10.	Trade receivables, net

	As of December 31,
	2009	2008

Trade receivables	$49,753,654	$46,621,756
Less : allowance for doubtful accounts	(231,071)	(50,137)

	$49,522,583	$46,571,619

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007

Balance at beginning of year	$50,137	$37,071	$32,150
Addition of bad debt expense, net	180,718	8,577	2,159
Translation adjustments	216	4,489	2,762

Balance at end of year	$231,071	$50,137	$37,071

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

11.	Other receivables, prepayments and deposits

	As of December 31,
	2009	2008

Value added tax and other tax recoverable	$612,684	$1,680,726
Trade deposits paid to suppliers	4,235,230	3,980,521
Advances to staff for operating expenses	490,235	415,191
Other prepayments	873,033	1,244,628
Other receivables	601,585	456,295
Consideration receivable from Golden Stone in respect of disposal of 22.41% investment in Money Victory - Note 2(a)	-	5,950,000
Amount due from a third party - Note (a)	-	2,680,943
Amount due from Winning - Note (b)	8,013,693	-

	$14,826,460	$16,408,304

Notes :-

(a)
The amount due from a third party represents an advance to Jinan Tian Chuang Auto Device Ltd which was the subsidiary of Jinan Worldwide until July 1, 2006. The amount was interest free, unsecured and fully settled in January, 2009.

(b)	The amount was interest-free, unsecured and fully settled in February, 2010.

(c)	The amount was interest-free, unsecured and fully offset with the amount due to Hony Capital (Note 16(f)).

12.	Inventories
	As of December 31,
	2009	2008

Raw materials	$11,018,873	$9,783,335
Work-in-progress	5,123,749	3,708,490
Finished goods	36,282,415	30,807,295

	52,425,037	44,299,120
Provision for obsolete inventories	(1,305,475)	(282,928)

	$51,119,562	$44,016,192

Provision for obsolete inventories of $1,108,826, $46,917 and $39,115 were charged to operations during the years ended December 31, 2009, 2008 and 2007 respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets
	As of December 31,
	2009	2008

Costs:
Goodwill - Note (a)	$24,188,350	$18,904,782
Customer contracts - Note (a)(ii)	49,053	49,053
Unpatented know-how with infinite useful
life - Note (b)	1,683,645	1,683,645
Unpatented know-how with finite useful life
- Note (c)	7,073,874	1,467,000
Trademarks and patents	417,905	26,144

	33,412,827	22,130,624
Accumulated amortization	(505,107)	(68,064)

Net	$32,907,720	$22,062,560

Note:-

(a)       Goodwill

		As of December 31,
		2009	2008
Goodwill identified upon acquisition of:-

Jinzhou Dongwoo	(i)	$3,115,227	$3,115,227
Jinzhou Wanyou	(ii)	14,159,392	14,159,392
Jinzhou Hanhua	(iii)	1,630,163	1,630,163
Friend Birch	(iv)	5,283,568	-

		$24,188,350	$18,904,782

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

In the second transaction, Jinzhou Halla acquired a 38.78% equity ownership in Jinzhou Wanyou from Jinzhou Wonder Auto Suspension System Co., Ltd. for a total cash consideration of up to $8.0 million pursuant to another Share Purchase Agreement (“Wanyou Share Purchase Agreement II”) dated April 2, 2007. Under the Wanyou Share Purchase Agreement II, the total consideration will be paid in three installments. The first installment of $3.0 million is due within three months after the execution of the Wanyou Share Purchase Agreement II. The second installment of $3.0 million cash installment will be paid if Jinzhou Wanyou achieves minimum net income of $2.95 million (equivalent of RMB 23 million) for the period from April 2, 2007 to April 1, 2008. The third installment of $2 million cash payment will be paid if Jinzhou Wanyou attains minimum net income of $3.72 million (equivalent of RMB 29 million) for the period from April 2, 2008 to April 1, 2009. The first and second installments was included the purchase consideration at the date of acquisition. As of December 31, 2008, Jinzhou Wanyou attained the minimum net income of $3.72 million (equivalent of RMB 29 million), and a corresponding upward adjustment to goodwill of $2 million was made as an adjustment to the purchase consideration. A part of the third installment, amounting to $293,400, was paid during the year ended December 31, 2008.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets (Cont’d)

Jinzhou Wanyou was incorporated on September 21, 2006 and commenced its business in the first quarter of 2007. The Company, with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with ASC 805 (formerly SFAS No. 141R para. 3k) as of the date of acquisition and concluded that, except for the customer contracts, there were no any other significant identifiable intangible assets (such as trademark, patents and favorable or unfavorable lease arrangements) noted as the operating history of Jinzhou Wanyou is limited. The fair value of customer contracts acquired was determined by using estimated discounted net cash inflows from unfulfilled orders in accordance with the signed contracts with Jinzhou Wanyou’s customers.

(iii)
The amount represents a goodwill identified upon the acquisition of 50% equity interest in Jinzhou Hanhua amounting to $1.63 million which represents the excess of the initial purchase price of $4.10 million over the attributable share of fair value of acquired identifiable net assets of Jinzhou Hanhua of $2.47 million at the time of acquisition on January 1, 2008.

On April 8, 2008, after considering the sufficiency of Jinzhou Hanhua’s working capital, the board of the directors of Jinzhou Hanhua declared a cash dividend amounting to $1.29 million in respect of the fiscal year ended December 31, 2007.  Pursuant to the Share Purchase Agreement, Winning was entitled to the cash dividend declared for the fiscal year ended December 31, 2007 amounting to $644,030.  Since $644,030 represents the distribution of pre-acquisition profits of Jinzhou Hanhua to the former stockholder, Winning, a corresponding upward adjustment to goodwill was made following an adjustment to the fair value of net assets acquired in the third quarter of 2008.

(iv)
The amount represents a goodwill identified upon the acquisition of 100% equity interest in Friend Birch amounting to $5.3 million which represents the excess of the initial purchase price of $12 million over the attributable share of fair value of acquired identifiable net assets of Friend Birch of $6.7 million at the time of acquisition on October 1, 2009.

(b)
In March 1996, the Company entered into two contracts with the Korean Company to purchase two technical know-how in relation to product design, manufacturing and quality control of alternators and starters at a cash consideration of $1.36 million.  This consideration was mutually agreed between Jinzhou Halla and the Korean Company.  Under the terms of the contracts, the Company is able to use such know-how for unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13.	Intangible assets (Cont’d)

(c)
It mainly represents a unpatented know-how for production of rods and shafts of $5.46 million in connection with the acquisition of Friend Birch as detailed in note 2(b) and unpatented technical know-how in relation to product design, manufacturing and quality control of alternators and starters of $1.47 million acquired from third party in prior year.

During the three years ended December 31, 2009, 2008 and 2007 amortization charge was $422,241, $26,746 and $38,318 respectively.

The estimated aggregate amortization expenses for know-how with finite useful life, trademarks and patents for the five succeeding years is as follows :-

Year

2010	$1,300,764
2011	1,300,764
2012	1,300,764
2013	1,300,764
2014	1,013,085

$6,216,141

14.	Property, plant and equipment, net
	As of December 31,
	2009	2008
Costs:
Buildings	$34,951,440	$31,276,571
Plant and machinery	45,801,702	40,140,804
Furniture, fixtures and equipment	1,211,966	1,207,159
Tools and equipment	5,898,088	4,879,920
Leasehold improvements	1,058,371	602,785
Motor vehicles	1,937,463	1,972,149

	90,859,030	80,079,388
Accumulated depreciation	(19,505,275)	(14,835,046)
Construction in progress - Note 3	2,416,574	3,887,237

Net	$73,770,329	$69,131,579

An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 18a) is as follows :-
	As of December 31,
	2009	2008
Costs:
Buildings	$21,581,775	$4,513,328
Plant and machinery	13,210,287	14,357,430

	34,792,062	18,870,758
Accumulated depreciation	(10,870,072)	(9,910,994)

Net	$23,921,990	$8,959,764

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Property, plant and equipment, net (Cont’d)

(i)	During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2009	2008	2007
Cost of sales and overheads Of inventories	$4,381,713	$3,095,204	$1,491,634
Other	1,477,157	639,330	522,411

	$5,858,870	$3,734,534	$2,014,045

During the years ended December 31, 2009, 2008 and 2007, property, plant and equipment with carrying amounts of $329,610, $112,670 and $46,058 were disposed of at considerations of $30,592, $242,044 and $25,803 resulting in loss/(gain) of $299,018, $(129,374) and $20,255 respectively.

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

15.	Land use rights
	As of December 31,
	2009	2008

Land use rights	$11,371,914	$10,895,593
Accumulated amortization	(753,061)	(504,066)

	$10,618,853	$10,391,527

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.  The land use right of carrying amount of $4,864,354 was pledged to a bank for the bank loans granted to the Company (Note 18b).

During the three years ended December 31, 2009, 2008 and 2007, amortization amounted to $264,907, $142,895 and $52,394 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2010	$256,400
2011	256,400
2012	256,400
2013	256,400
2014	256,400

$1,282,000

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Other payables and accrued expenses
	As of December 31,
	2009	2008

Accrued audit fee	$187,458	$209,339
Interest payable	197,841	179,010
Installment payment for acquisition of subsidiaries	99,756	4,740,356
Other accrued expenses	1,242,552	1,183,740
Other tax payable	390,921	216,237
Other payables	615,564	1,803,752
Payable for acquisition of property, plant and equipment	1,618,824	1,507,234
Sales receipt in advance from customers	867,563	1,258,141
Accrued salaries and bonus	138,925	273,307
Employee hosing maintenance fund - Note (a)	733,500	727,281
VAT and penalty payable - Note (b)	1,412,535	2,586,135
Compensation funds - Note (c)	1,479,273	1,572,891
Accrued staff welfare and social insurance- Note (d)	4,320,808	4,016,881
Amount due to a third party - Note (e)	-	190,710
Dividend payable to former shareholder - Winning	1,581,389	-

	$14,886,909	$20,465,014

Note :-

a)
Jinan Worldwide was established in the PRC as a State-Owned Enterprise in February 1956 and transformed to a domestic company on May 28, 2005. Before transform to domestic company, Jinan Worldwide purchased certain residential properties from the Jinan Government. These properties are regarded as public housing. In accordance with the PRC regulation, when Jinan Worldwide sold the properties to its employees, Jinan Worldwide has to set up a housing maintenance fund which calculated at 20% of sales proceeds and used for the repair and maintenance work on such properties in the future. Once the fund is used up, the Company has no further obligation.

b)	VAT and penalty payable was imposed by the relevant PRC tax authority during 2000 for incorrect VAT returns filed by the Jinan Worldwide during the period from 1997 to 1999.

c)
Compensation funds represent unutilized funds received from State-Owned Assets Supervision and Administration Commission of the State Council which are restricted for the compensation of affected employees after the transformation from a state-owned enterprise to domestic company completed on May 30, 2005.  An amount of $93,554 was utilized for the year ended December 31, 2009.

d)
Staff welfare and social insurance payable mainly represents accrued social insurance payable to the PRC municipal and provincial governments which covers pensions, unemployment and medical insurances and staff housing fund.

e)	The amount due to a third party represents an advance from Jinzhou Hivron Auto Electronics Co., Ltd. The amount was interest free, unsecured and fully repaid in January, 2009.

f)	The amount was interest-free and unsecured. $7.6 million of which was offset with the amount due to Hony Capital while the remaining balance was settled in cash.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.	Provision for warranty
	2009	2008

Balance, January 1	$2,377,620	$1,124,655
Acquisition of Yearcity	-	900,608
Claims paid for the year	(1,873,143)	(1,102,398)
Provision for the year	1,767,917	1,365,206
Translation adjustments	(72)	89,549

Balance, December 31	$2,272,322	$2,377,620

18.	Secured borrowings
	As of December 31,
	2009	2008
Short-term borrowings
Short-term loans - Note 18(i)	$53,164,080	$42,481,386
Long-term loans - current portion	3,918,699	1,574,417

	57,082,779	44,055,803

Long-term borrowings - Note 18(ii)
Interest bearing:-
- at 5.35% per annum	1,026,900	-
- at 5.47% per annum	13,496,400	-
- at 6.95% per annum	10,304,120	11,760,895
- at 7.56% per annum	-	5,868,000

	24,827,420	17,628,895
Less: current maturities	(3,918,699)	(1,574,417)

	20,908,721	16,054,478

	$77,991,500	$60,110,281
Notes :-

(i)	The weighted-average interest rate for short-term loans as of December 31, 2009 and December 31, 2008, were 5.28% and 6.75%, respectively.

(ii)	Long-term borrowings are repayable as follows:-
	As of December 31,
	2009	2008

Within one year	$3,918,699	$1,574,417
After one year but within two years	7,109,424	9,016,834
After two years but within three years	7,109,424	3,148,834
After three years but within four years	3,499,148	3,148,834
After four years but within five years	2,163,825	739,976
After five years	1,026,900	-

	$24,827,420	$17,628,895

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Secured borrowings (Cont’d)

As of December 31, 2009, the Company’s had total bank lines of credit and borrowings there under as follows:

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$84,152,900	$77,991,500	$6,161,400

The above secured borrowings were secured by the following:

(a)	Property, plant and equipment with carrying value of $23,921,990 (note 14);

(b)	Land use right with carrying value of $4,864,354 (note 15);

(c)	Guarantees executed by third parties;

(d)	Guarantees executed by Yuncong Ma, the Company’s director; and

(e)	Guarantees executed by a related company of which Mr. Qingjie Zhao (“Mr. Zhao”), a director of the Company, is a director and a shareholder.

During the reporting periods, there was no covenant requirement undrer the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Share-based compensation

The Company granted share options to employees, directors and consultants to reward for services.

Stock option plan

(a)
In April 30, 2008, the Board of Directors adopted the Wonder Auto Technology, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Annual General Meeting on June 20, 2008. The 2008 Plan authorizes the issuance of options up to 3,500,000 shares of the Company’s common stock. The exercise price of the options granted, pursuant to the 2008 Plan, must be at least equal to the fair market value of the Company’s common stock at the date of grant. The 2008 plan will terminate on May 1, 2018.

Pursuant to the 2008 Plan, the Company issued 270,000 options with an exercise price of $9 per share on May 6, 2008.  One third of the options will vest and become exercisable on each of the filing dates of the Company’s Annual Reports on Form 10-K for fiscal years 2008, 2009 and 2010, respectively, upon the achievement of certain income thresholds which set to be $22 million for fiscal year 2008, $30.8 million for fiscal year 2009 and $43.15 million for fiscal year 2010.

A summary of share option plan activity for the year ended December 31, 2008 is presented below:

	Number of	Exercise price
	shares	per share

Outstanding as of January 1, 2008	-	$-
Granted	270,000	9
Exercised	-	-
Forfeited	-	-
Cancelled	(270,000)	-

Outstanding as of December 31, 2008	-	$-

Exercisable as of December 31, 2008	-	$-

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

(b)
In November 24, 2009, the Board of Directors approved the Wonder Auto Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The exercise price of the options granted, pursuant to the 2009 Plan, must be at least equal to the fair market value of the Company’s common stock at the date of grant. The 2009 plan will terminate on November 25, 2012.

Pursuant to the 2009 Plan, the Company issued 1,674,400 options with an exercise price of $11.48 per share on November 24, 2009.  One third of the options will vest and become exercisable on each of the filing dates of the Company’s Annual Reports on Form 10-K for fiscal years 2009, 2010 and 2011, respectively, upon the achievement of certain income thresholds which set to be $23 million for fiscal year 2009, $34.5 million for fiscal year 2010 and $42.3 million for fiscal year 2011.

A summary of share option plan activity for the year ended December 31, 2009 is presented below:

			Remaining	Aggregate
	Number of	Exercise price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2009	-	$-
Granted	1,674,400	11.48
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of December 31, 2009	1,674,400	$11.48	2.2 years	$435,344

Exercisable as of December 31, 2009	-	$-	-	$-

(1)
Aggregate intrinsic value represents the values of the Company’s closing stock price on December 31, 2009 ($11.74) in excess of the exercise price ($11.48) multiplied by the number of options outstanding or exercisable.

The grant-date fair values of options granted for 2009, 2010 and 2011 are $3.47, $7.22 and $8.91 per share respectively. Compensation expense of $1,171,935 arising from abovementioned share options granted was recognized for year ended December 31, 2009.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Share-based compensation (Cont’d)

The fair values of the above option awards were estimated on the date of grant using the Black-Scholes Option Valuation Model and graded vesting method together with the following assumptions.

	2009	2010	2011

Expected volatility	80.02%	127.81%	140.72%
Expected dividends	Nil	Nil	Nil
Expected life	1.4 years	2.4 years	3.4 years
Risk-free interest rate	0.28%	0.73%	1.22%

As of December 31, 2009, there were unrecognized compensation costs of approximately $9,767,478 related to the above non-vested share options which is expected to be recognized over the 2.2 years.

20.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2009, the Company had capital commitments amounting to $1,291,746 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

b.	Operating lease arrangement

As of December 31, 2009, the Company had no non-cancelable operating leases for its warehouses and shuttle bus.

The rental expense relating to the operating leases was $155,308 and $130,178 for the two years ended December 31, 2009 and 2008 respectively.

c.	Guarantee

The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of December 31,
	2009	2008
Guarantee	$14,670,000	$-

As of December 31, 2009, the Company has provided various financial guarantees in respect of loans made by banks to third parties which expiring in July 2014.  If the third parties fail to perform under their contractual obligation, the Company will make future payments including the contractual principal amounts, related interest and penalties.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Commitments and contingencies (Cont’d)

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of December 31, 2009.

21.	Common stock

On November 12, 2009, the Company completed a registered public offering in the amount of 6,000,000 common stock at a price of $10.75 for gross proceeds to the Company of $64,500,000. On November 16, 2009, the underwriters of the registered public offering exercised over-allotment options to purchase 900,000 shares of common stock at a price of $10.75.

22.	Statutory and other reserves

The Company’s statutory and other reserves comprise statutory reserve and enterprise expansion fund of all subsidiaries in the PRC.

	As of December 31,
	2009	2008

Statutory reserve	$10,109,939	$7,567,171
Enterprise expansion fund	76,762	61,370

	$10,186,701	$7,628,541

Statutory reserve

Under PRC regulations, all subsidiaries in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Enterprise expansion fund

In accordance with the relevant laws and regulations of the PRC and articles of association of certain subsidiaries in the PRC, the appropriation of income to this fund is made in accordance with the recommendation of the board of directors of the respective subsidiaries.  Upon approval by the board, it can be used for future expansion or to increase the registered capital.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company contributed $3,208,267, $1,178,078 and $681,944 for the year ended December 31, 2009, 2008 and 2007, respectively.

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternators, starters and rods and shafts and operating results of the Company and, as such, the Company has determined that the Company has four operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131): Alternators, starters, rods and shafts and valves and tappets.

	Alternators			Starters			Rods and shafts			Valves and tappets			Total
	Year ended December 31			Year ended December 31			Year ended December 31			Year ended December 31			Year ended December 31
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Revenue from external customers	$74,249,879	$63,255,682	$59,790,042	$68,946,453	$52,137,737	$35,014,035	$21,246,911	$18,106,221	$7,279,645	$46,580,773	$7,689,919	$-	$211,024,016	$141,189,559	$102,083,722
Interest income	111,416	103,776	57,177	98,044	76,208	31,463	27,922	45,717	16,631	615,976	3,519	-	853,358	229,220	105,271
Interest expenses	1,672,975	1,303,730	1,039,895	1,568,857	1,007,696	368,790	233,531	68,424	-	1,306,989	430,006	-	4,782,352	2,809,856	1,408,685
Amortization	134,841	57,262	42,945	121,995	56,679	10,977	290,148	12,263	36,790	132,223	31,131	-	679,207	157,335	90,712
Depreciation	1,614,448	1,740,795	1,619,077	1,416,157	1,004,002	294,740	535,106	272,764	100,228	2,154,736	708,314	-	5,720,447	3,725,875	2,014,045
Segment profit	8,855,967	12,563,260	11,103,589	8,500,839	6,967,496	4,560,488	4,248,860	4,355,937	1,822,949	7,785,309	445,508	-	29,390,975	24,332,201	17,487,026
Segment assets	99,396,049	72,097,609	79,027,844	90,140,219	58,300,925	37,624,611	61,480,760	30,146,314	23,278,939	71,258,841	92,832,061	-	322,275,869	253,376,909	139,931,394
Expenditure for segment assets	$4,508,399	$6,313,644	$5,732,146	$4,104,185	$5,519,154	$1,533,523	$1,854,383	$4,386,179	$754,133	$2,229,441	$1,052,162	$-	$12,696,408	$17,271,139	$8,019,802

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2009	2008	2007

Total consolidated revenue	$211,024,016	$141,189,559	$102,083,722

Total profit for reportable segments	$29,390,975	$24,332,201	$17,487,026
Unallocated amounts relating to
operations:
Interest income	6,255	85,070	6,513
Equity in net income of an
non-consolidated affiliate	-	1,072,788	-
Loss on disposal of investment in an
unconsolidated affiliate	-	(122,788)	-
Other income	5,183	-	16,203
Finance costs	(1,821)	(247,985)	(12,692)
Amortization	(7,941)	(12,306)	-
Depreciation	(138,423)	(8,659)	-
Share-based compensation	(1,171,935)	(706,295)	-
Other general expenses	(1,003,708)	(847,959)	(456,295)
Unusual charge-make good provision	-	-	(18,265,500)

Income/(loss) before income taxes and
non-controlling interests	$27,078,585	$23,544,067	$(1,224,745)

	As of December 31,
	2009	2008	2007
Assets

Total assets for reportable segments	$322,275,869	$253,376,909	$139,931,394
Cash and cash equivalents	28,037,032	259,630	2,421,363
Other receivables	8,177,536	69,463	39,948
Receivable from disposal of an
non-consolidated affiliate	-	5,950,000	-
Deposit for acquisition of property, plant
and equipment	96,863	448,161	-
Inventories	185,354	-	-
Intangible assets	383,719	1,096	-
Land use right	927,240	1,030,377	-
Property, plant and equipment	2,168,542	1,894,128	4,030

	$362,252,155	$263,029,764	$142,396,735

Wonder Auto Technology, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

24.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Year ended December 31,
	2009	2008	2007

PRC	$188,377,177	$118,250,788	$92,328,725
South Korea	5,868,145	9,065,522	4,650,040
Brazil	6,996,130	5,903,194	2,633,065
Mexico	1,583,701	1,768,600	-
United States	7,134,827	3,469,054	1,646,823
Others	1,064,036	2,732,401	825,069

Total	$211,024,016	$141,189,559	$102,083,722

25.	Related parties transactions

Apart from the information as disclosed in note18 to the financial statements, the Company had no other material transactions with its related parties during the years.

26.	Subsequent events

On January 18, 2010, Wonder and Yearcity entered into two separate agreements with Novophalt (China) Limited, a company incorporated in BVI, and Wonder Employee Capital Limited (“WECL”), a company incorporated in BVI, for acquisition of their 20.90% and 17.46% equity interests in Applaud Group Limited (“Applaud”) at considerations of HK$62,915,086 (equivalent to approximately $8.12 million) and HK$52,534,672 (equivalent to approximately $6.78 million) respectively.  Both considerations were settled in January, 2010.  Since Mr. Zhao, a director of the Company, is the sole director and owner of WECL, the acquisition of 17.46% equity interest in Applaud from WECL is classified as a related party transaction.  Accordingly, approvals of this transaction were obtained from the Audit Committee and the Company’s Board of Directors with Mr. Zhao abstaining on January 15, 2010.

Applaud, a company incorporated in BVI, is an investment holding company which only holds 52.2% equity interest in Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holdings”).  As a result of acquisition of 38.36% equity interest in Applaud, the Company effectively holds 20.02% equity interest in Jinheng Holdings. Jinheng Holdings is a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems (EMS), and components of diesel engines. Jinheng Holdings is listed on the Main Board of Hong Kong Stock Exchange.

EXHIBIT INDEX

Exhibit No.	Description
1.1
Purchase Agreement, dated November 10, 2009, by and among the Company and Piper Jaffray & Co., Jefferies & Company, Inc. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein. [Incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed on November 17, 2009]

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada. [Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914]

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
10.1
English Summary of Joint Venture Agreement, dated November 4, 2009, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Korea Teawon Dianzhuang Corporation. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 9, 2009]

10.2
Share Purchase Agreement, dated as of September 22, 2009, by and between Jinzhou Wanyou Mechanical Parts Co., Ltd. and Winning International Development Limited. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 25, 2009]

10.3
English translation of the Equity Transfer Agreement, dated as of January 4, 2009, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Magic Era Group Limited. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 8, 2009]

10.4
English translation of Assignment Agreement, by and among Wonder Auto Limited, Golden Stone Capital Limited, Money Victory Limited and Lin Tan, dated November 19, 2008. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 20, 2008]

10.5
English translation of the Equity Transfer Agreement, dated as of October 1, 2008, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Hony Capital II, L.P. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 6, 2008]

10.6
English Summary of Stock Purchase Agreement, dated as of April 9, 2008, by and between Wonder Auto Limited and Lin Tan. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 14, 2008]

10.7
Share Purchase Agreement, dated as of February 19, 2008, by and between Wonder Auto Limited and Koma Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 21, 2008]

10.8
Share Purchase Agreement, dated as of April 2, 2007, by and between Wonder Auto Limited and Hong Kong Friend Branches Limited. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 4, 2007]

10.9
Share Purchase Agreement, dated as of April 2, 2007, by and between Jinzhou Halla Electrical Equipment Co., Ltd. and Jinzhou Wonder Auto Suspension System Co., Ltd. [Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 4, 2007]

10.10
English Summary of Framework Purchase Agreement, dated October 29, 2009, by and among Jinzhou Wonder Alternative Energy Vehicle Technology Co., Ltd., Jinzhou Wonder Motor Co., Ltd. and Tianli Wang. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 30, 2009]

10.11
English Summary of Framework Purchase Agreement, dated October 29, 2009, by and among Jinzhou Wonder Alternative Energy Vehicle Technology Co., Ltd., Jinzhou Halla Electrical Equipment Co., Ltd. and Tianli Wang. [Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on October 30, 2009]

Exhibit No.	Description
10.12	Wonder Auto Technology, Inc., 2008 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 5, 2008]
10.13
Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. and Seuk Jun Kim. [Incorporated by reference to Exhibit 10.19 to the Company’s current report on Form 8-K filed on June 22, 2006]

10.14	Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. and Yuguo Zhao. [Incorporated by reference to Exhibit 10.20 to the Company’s current report on Form 8-K filed on June 22, 2006]
10.15
Employment Contract between Jinzhou Halla Electrical Equipment Co., Ltd. and Yongdong Liu. [Incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed on June 22, 2006]

10.16
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of March 23, 2007, by and between the Company and Larry Goldman, CPA. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.17
Indemnification Agreement, dated as of March 23, 2007, by and between the Company and Larry Goldman, CPA. [Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on March 29, 2007]

10.18
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of April 7, 2009, by and between the Company and Xiaoyu Zhang. [Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 8, 2009]

10.19
Indemnification Agreement, dated as of April 7, 2009, by and between the Company and Xiaoyu Zhang. [Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 8, 2009]

10.20
Wonder Auto Technology, Inc. Independent Director’s Contract, dated as of April 7, 2009, by and between the Company and Xianzhang Wang. [Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 8, 2009]

10.21
Indemnification Agreement, dated as of April 7, 2009, by and between the Company and Xianzhang Wang. [Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 8, 2009]

14	Code of Ethics. [Incorporated by reference to Exhibit 14 to the Company’s current report on Form 8-K filed on March 29, 2007]
21	Subsidiaries of the Company.*
23	Consent of PKF*
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.