Form 10-Q
period 2010-03-31
Wonder Auto Technology, Inc
filed 2010-05-10
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	33,859,994

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2010 and 2009
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	3 - 4

Condensed Consolidated Statements of Cash Flows	5 - 6

Condensed Consolidated Statements of Equity	7

Notes to Condensed Consolidated Financial Statements	8 - 28

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2010	2009

Sales revenue	$63,620,565	$39,976,020
Cost of sales	47,994,842	29,881,662

Gross profit	15,625,723	10,094,358

Operating expenses
Administrative expenses (included share-based compensation of $1,477,694 in 2010, $Nil in 2009)	5,078,798	2,315,992
Research and development expenses (included share-based compensation of $91,782 in 2010, $Nil in 2009)	1,349,529	456,232
Selling expenses (included share-based compensation of $65,419 in 2010, $Nil in 2009)	2,408,261	1,212,659

	8,836,588	3,984,883

Income from operations	6,789,135	6,109,475
Other income	528,795	114,516
Government grants	201,511	175,062
Equity in net income of an non-consolidated affiliate - Note 2	548,792	-
Net finance costs - Note 6	(630,828)	(83,989)

Income before income taxes and noncontrolling interests	7,437,405	6,315,064
Income taxes - Note 7	(1,448,090)	(920,005)

Net income before noncontrolling interests	5,989,315	5,395,059
Net income attributable to noncontrolling interests	(208,238)	(223,435)

Net income attributable to Wonder Auto Technology, Inc.
common stockholders	$5,781,077	$5,171,624

Net income before noncontrolling interests	$5,989,315	$5,395,059
Other comprehensive income
Foreign currency translation adjustments	(4)	(65,109)

Comprehensive income	5,989,311	5,329,950
Comprehensive income attributable to noncontrolling interests	(208,238)	(208,020)

Comprehensive income attributable to Wonder Auto
Technology, Inc. common stockholders	$5,781,073	$5,121,930

Earnings per share attributable to Wonder Auto Technology, Inc.
common stockholders:
basic and diluted - Note 8	$0.17	$0.19

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2010	2009

Weighted average number of shares outstanding:
basic and diluted	33,859,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$68,548,780	$82,414,287
Restricted cash	11,803,871	15,753,748
Trade receivables, net	48,280,371	49,522,583
Bills receivable	30,069,035	21,965,065
Other receivables, prepayments and deposits	13,112,782	14,826,460
Inventories - Note 9	55,024,719	51,119,562
Deferred taxes	1,063,524	1,186,410

Total current assets	227,903,082	236,788,115
Restricted cash	586,800	-
Intangible assets - Note 10	31,595,891	32,907,720
Property, plant and equipment, net - Note 11	72,531,432	73,770,329
Land use rights	10,083,377	10,618,853
Deposits for acquisition of property, plant and equipment	8,750,363	7,435,563
Investment in a non-consolidated affiliate - Note 2	15,411,369	-
Deferred taxes	851,496	731,575

TOTAL ASSETS	$367,713,810	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$37,830,098	$34,126,534
Bills payable	19,387,872	29,388,653
Other payables and accrued expenses	15,553,707	14,886,909
Provision for warranty - Note 12	2,593,327	2,272,322
Income tax payable	1,439,306	892,340
Secured borrowings - Note 13	58,524,564	57,082,779
Early retirement benefits cost	363,831	353,584

Total current liabilities	135,692,705	139,003,121
Secured borrowings - Note 13	22,252,100	20,908,721
Deferred revenue - government grants	3,209,466	3,315,762
Early retirement benefits cost	461,179	550,397

TOTAL LIABILITIES	161,615,450	163,778,001

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2010 and 2009; none issued and outstanding	-	-
Common stock: par value $0.0001 per share Authorized 90,000,000 shares in 2010 and 2009; issued and outstanding 33,859,994 shares in 2010 and 2009	3,386	3,386
Additional paid-in capital	139,177,597	137,542,702
Statutory and other reserves	10,186,701	10,186,701
Accumulated other comprehensive income	9,647,047	9,647,051
Retained earnings	41,051,673	35,270,596

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’
EQUITY	200,066,404	192,650,436

NONCONTROLLING INTERESTS	6,031,956	5,823,718

TOTAL EQUITY	206,098,360	198,474,154

TOTAL LIABILITIES AND EQUITY	$367,713,810	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income before noncontrolling interests	$5,989,315	$5,395,059
Adjustments to reconcile net income before noncontrolling interests to net cash (used in) provided by operating activities:
Depreciation	1,668,523	1,373,739
Amortization of intangible assets and land use rights	387,015	98,848
Deferred taxes	2,964	125,167
(Recovery of) provision for doubtful accounts	(102,611)	10,794
Provision of obsolete inventories	71,807	19,498
Exchange gain on translating of monetary assets and liabilities	(603,606)	(762,035)
Loss (gain) on disposal of property, plant and equipment	33,066	(296)
Deferred revenue amortized	(106,296)	(61,329)
Equity in net income of an non-consolidated affiliate	(548,792)	-
Share-based compensation	1,634,895	-
Changes in operating assets and liabilities:
Trade receivables	1,344,744	(5,749,760)
Bills receivable	(8,123,041)	2,203,465
Other receivables, prepayments and deposits	(2,633,496)	4,142,968
Inventories	(4,626,870)	2,650,725
Trade payables	3,696,142	504,105
Early retirement benefit costs	(79,184)	(107,547)
Other payables and accrued expenses	652,579	(2,050,977)
Provision for warranty	321,006	190,783
Income tax payable	487,524	652,399

Net cash flows (used in) provided by operating activities	$(534,316)	$8,635,606

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Cash flows from investing activities
Payments to acquire and for deposits for acquisition of property, plant and equipment	$(3,284,627)	$(1,422,433)
Proceeds from sales of property, plant and equipment	-	5,421
Net cash received from Winning	8,013,693	-
Net cash paid to acquire Applaud - Note 2	(14,862,577)	-
Net cash paid for disposal of Jinzhou Jiade - Note 3	(114,517)	-
Net cash paid to acquire Yearcity	-	(2,197,500)

Net cash flows used in investing activities	(10,248,028)	(3,614,512)

Cash flows from financing activities
Bills payable	(9,981,710)	(14,042,025)
Decrease in restricted cash	3,363,077	11,092,454
Repayment of secured borrowings	(5,779,980)	(10,662,270)
Proceeds from secured borrowings	9,315,450	14,064,001

Net cash flows (used in) provided by financing activities	(3,083,163)	452,160

Effect of foreign currency translation on cash and cash equivalents	-	(888)

Net (decrease) increase in cash and cash equivalents	(13,865,507)	5,472,366

Cash and cash equivalents - beginning of period	82,414,287	8,159,156

Cash and cash equivalents - end of period	$68,548,780	$13,631,522

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$975,228	$923,530
Income taxes	$908,961	$103,140

Non-cash investing and financing activities:
Acquisition of Yearcity by offsetting with receivable from disposal of an unconsolidated affiliate	$-	$5,950,000
Settlement of amount due to Hony Capital II, L.P. (“Hony Capital”) by offsetting with amount due from Hony Capital	$-	$7,626,804

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)
(Stated in US Dollars)

	Wonder Auto Technology, Inc. stockholders
					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interests	Total

Balance, December 31, 2009	33,859,994	$3,386	$137,542,702	$10,186,701	$9,647,051	$35,270,596	$5,823,718	$198,474,154
Net income	-	-	-	-	-	5,781,077	208,238	5,989,315
Foreign currency translation adjustments	-	-	-	-	(4)	-	-	(4)
Share-based compensation	-	-	1,634,895	-	-	-	-	1,634,895

Balance, March 31, 2010	33,859,994	$3,386	$139,177,597	$10,186,701	$9,647,047	$41,051,673	$6,031,956	$206,098,360

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

Currently the Company has thirteen subsidiaries:
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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information and description of business (Cont’d)

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Jinzhou Wonder Motor Co., Ltd. (“Wonder Motor”)	The PRC / September 24, 2007	100%	Registered capital of $3,500,000 and fully paid up	Development stage company

Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder”)	The PRC / September 24, 2007	100%	Registered capital of $5,500,000 and fully paid up	Manufacturing and selling of accessories of starters and alternators

Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”)	The PRC / April 23, 2003	50% *	Registered capital of $2,369,000 and fully paid up	Manufacturing and selling of accessories of starters

Jinzhou Karham Electrical Equipment Co., Ltd. (Jinzhou Karham”)	The PRC / May 20, 2006	65%	Registered capital of $950,000 and fully paid up	Manufacturing and selling of accessories of starters

Fuxin Huirui Mechanical Co., Ltd. (“Fuxin Huirui”)	The PRC / September 24, 2007	100%	Registered capital of $3,000,000 and paid up capital of $740,990	Manufacturing and selling of accessories of alternators

Yearcity Limited (“Yearcity”)	BVI / March 10, 2005	100%	Authorized: 50,000 shares of $1 each, Paid up: 100 share of $1 each	Investment holding

Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”)	The PRC / February 1956	100%	Registered capital of $20,700,000 and fully paid up	Manufacturing and selling of valves and tappets

Friend Birch Limited (“Friend Birch”)	Hong Kong / November 9, 2005	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Jinzhou Lida Auto Parts Co., Ltd. (“Jinzhou Lida”)	The PRC / October 23, 2008	100%	Registered capital of $1,000,000 and fully paid up	Manufacturing and selling of accessories of rods and shafts

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

On January 18, 2010, Wonder and Yearcity entered into two separate agreements with Novophalt (China) Limited, a company incorporated in BVI, and Wonder Employee Capital Limited (“WECL”), a company incorporated in BVI, for acquisition of their 20.90% and 17.46% equity interests in Applaud Group Limited (“Applaud”) at considerations of HK$62,915,086 (equivalent to approximately $8.12 million) and HK$52,534,672 (equivalent to approximately $6.78 million) respectively.  Both considerations were settled in January, 2010.  Since Mr. Zhao, a director of the Company, is the sole director and owner of WECL, the acquisition of 17.46% equity interest in Applaud from WECL constituted as a related party transaction.

Applaud, a company incorporated in BVI, is an investment holding company which only holds 50.62% equity interest in Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holdings”).  As a result of acquisition of 38.36% equity interest in Applaud, the Company effectively holds 19.42% equity interest in Jinheng Holdings. Jinheng Holdings is a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems (EMS), and components of diesel engines. Jinheng Holdings is listed on the Main Board of Hong Kong Stock Exchange.

Investments in entities over which the Company does not have control, but has significant influence, are accounted for using the equity method of accounting. The Company’s investments in Applaud are reported in the condensed consolidated balance sheets as investment in a non-consolidated affiliate.

Condensed financial data of Applaud was as follows:-

	Three months ended
	March 31,
	(Unaudited)
	2010	2009
Summary of Operations:-
Revenues	$40,229,986	$-
Gross profit	9,267,668	-
Income from operations	4,457,325	-
Net income	$1,430,687	$-

Net income attributable to the Company	$548,792	$-

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Disposal of a subsidiary

On March 1, 2010, the Company disposed of its 100% equity interest in Jinzhou Jiade Machinery Co., Ltd. (“Jinzhou Jiade”) to two independent third parties at a total cash consideration of $2,980,959 and [will be paid within 90 days from March 1, 2010]. The following table summarize the net assets of Jinzhou Jiade disposed of during the three moths ended March 31, 2010 :

Net assets disposed of :	Unaudited

Property, plant and equipment, net	$1,709,036
Land use right	472,200
Current assets	1,693,493
Current liabilities	(1,881,860)
Goodwill	988,090

2,980,959
Gain on disposal of interest in a subsidiary	-

Total consideration, satisfied by cash	$2,980,959

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary :
Cash consideration	$2,980,959
Cash and cash equivalents disposed of	(114,517)
Outstanding amount included in other receivables, prepayments and deposits	(2,980,959)

Net cash outflow	$(114,517)

4.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Harbin Dongan Automotive Engine Manufacturing Company Limited	$7,441,654	$4,895,844
Beijing Hyundai Motor Company	3,764,388	6,825,112

	$11,206,042	$11,720,956

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

	As of March 31, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$80,776,664	$81,320,036	$77,991,500	$79,500,520

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

6.	Net finance costs
	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Interest income	$(89,518)	$(318,548)
Interest expenses	1,137,642	999,024
Bills discounting charges	24,412	178,789
Bank charges	30,967	74,115
Net exchange gain	(488,235)	(869,606)
Finance charges from early retirement benefits cost	15,560	20,215

	$630,828	$83,989

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

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008 and thereafter subject to a rate of 15%. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and subject to a tax rate of 12.5% for 2008 and 25% for 2009 and thereafter subject to a rate of 25%. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate to 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and subject to a tax rate of 12.5% for 2008 and 2009 and thereafter subject to a rate of 25%. Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Worldwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor, Jinzhou Wonder, Jinzhou Jiade and Jinzhou Lida is subject to a tax rate of 25%.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Earnings per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

9.	Inventories
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$12,176,199	$11,018,873
Work-in-progress	8,333,674	5,123,749
Finished goods	35,892,128	36,282,415

	56,402,001	52,425,037
Provision for obsolete inventories	(1,377,282)	(1,305,475)

Net	$55,024,719	$51,119,562

10.	Intangible assets
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs:
Goodwill	$23,200,260	$24,188,350
Customer contracts	49,053	49,053
Unpatented know-how with infinite useful life	1,683,645	1,683,645
Unpatented know-how with finite useful life	7,073,874	7,073,874
Trademarks and patents	417,905	417,905

	32,424,737	33,412,827
Accumulated amortization	(828,846)	(505,107)

Net	$31,595,891	$32,907,720

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Property, plant and equipment
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$33,962,185	$34,951,440
Plant and machinery	46,813,668	45,801,702
Furniture, fixtures and equipment	1,188,794	1,211,966
Tools and equipment	6,330,776	5,898,090
Leasehold improvements	1,061,463	1,058,371
Motor vehicles	2,018,606	1,937,461

	91,375,492	90,859,030
Accumulated depreciation	(20,909,426)	(19,505,275)
Construction in progress	2,065,366	2,416,574

Net	$72,531,432	$73,770,329

(i)	Pledged property, plant and equipment

As of March 31, 2010, certain property, plant and equipment with aggregate net book value of $23,610,739 was pledged to bank to secure general banking facilities (note 13(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

12.	Provision for warranty
(Unaudited)

Balance as of January 1, 2010	$2,272,322
Claims paid for the period	(329,209)
Additional provision for the period	650,214

Balance as of March 31, 2010	$2,593,327

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Secured borrowings
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Short-term borrowings
Short-term loans - Note 13(i)	$54,792,450	$53,164,080
Long-term loans - current portion	3,732,114	3,918,699

	58,524,564	57,082,779
Long-term borrowings - Note 13(ii)
Interest bearing :-
- at 5.35% per annum	1,026,900	1,026,900
- at 5.47% per annum	15,256,800	13,496,400
- at 6.95% per annum	9,700,514	10,304,120

	25,984,214	24,827,420
Less : current maturities	(3,732,114)	(3,918,699)

	22,252,100	20,908,721

	$80,776,664	$77,991,500

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Secured borrowings (Cont'd)

Notes :-

(i)	The weighted-average interest rate for short-term loans as of March 31, 2010 and December 31, 2009, were 5.51% and 5.28%, respectively.

(ii)	Long-term borrowings are repayable as follows :-

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$3,732,114	$3,918,699
After one year but within two years	6,922,838	7,109,424
After two years but within three years	6,922,838	7,109,424
After three years but within four years	4,628,900	3,499,148
After four years but within five years	2,750,624	2,163,825
After five years	1,026,900	1,026,900

	$25,984,214	$24,827,420

As of March 31, 2010, the Company’s had total bank lines of credit and borrowings there under as follows :-

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$88,111,664	$80,776,664	$7,335,000

The above secured borrowings were secured by the following :-

(a)	Property, plant and equipment with carrying value of $23,610,739 (note 11);

(b)	Land use right with carrying value of $4,834,509;

(c)	Guarantees executed by third parties;

(d)	Guarantees executed by Yuncong Ma, the Company’s director; and

(e)	Guarantees executed by a related company of which Mr. Qingjie Zhao (“Mr. Zhao”), a director of the Company, is a director and a shareholder.

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

A summary of share option plan activity for the three-months ended March 31, 2010 is presented below:

			Remaining	Aggregate
	Number of	Exercise price	contractual	intrinsic
	shares	per share	Term	value (1)

Outstanding as of January 1, 2010	1,674,400	$11.48
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-

Outstanding as of March 31, 2010	1,674,400	$11.48	2 years	$-

Exercisable as of March 31, 2010	-	$-	-	$-

(1)	No aggregate intrinsic value as the exercise price of options ($11.48) is in excess of the values of the Company’s closing stock price on March 31, 2010 ($10.58).

The grant-date fair values of options granted for 2009, 2010 and 2011 are $3.47, $7.22 and $8.91 per share respectively. Compensation expense of $1,634,895 arising from abovementioned share options granted was recognized for three months ended March 31, 2010.

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

As of March 31, 2010, there were unrecognized compensation costs of $8,132,583 related to the above non-vested share options which is expected to be recognized over the 2 years.

15.	Commitments and contingencies

(a)	Capital commitment

As of March 31, 2010, the Company had capital commitments amounting to $4,176,741 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of March 31, 2010, the Company had no non-cancelable operating leases for its property, plant and equipment.

The rental expense relating to the operating leases was $Nil and $108,055 for the three months ended March 31, 2010 and 2009 respectively.

(c)	Guarantee

During the year, the Company has acted as guarantor for bank loans amounting to approximately $14,670,000 granted to two independence third parties. These two third parties also provided guarantees for bank loans amounting to approximately $13.5 million granted to the Company (Note 13(c)).  None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed third parties.  All the third parties have a healthy financial position as of March 31, 2010.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Commitments and contingencies (Cont’d)

(c)	Guarantee (cont’d)

All the above guarantees have no recourse provision that would enable the Company to recover from third parties of any amounts paid under the guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

If the third parties fail to perform under their contractual obligation, the Company will make future payments including the contractual principal amounts, related interests and penalties.

The following table summarizes the Company’s maximum exposure as for March 31, 2010 in relation to the guarantee given to the third parties:-

Guarantee	Bank facilities date	Expiry date	Interest rate (per annum)	Loan/bills amount	Principal repaid up to March 31, 2010	Outstanding as of March 31, 2010	Outstanding interest as of March 31, 2010	Estimated exposure

Third party A- Note	5.2009	5.2010	5.31%	$2,934,000	-	$2,934,000	$25,966	$2,959,966
	7.2009	7.2010	5.31%	2,934,000	-	2,934,000	51,932	2,985,932
	12.2009	6.2010	Nil	1,467,000	-	1,467,000	-	1,467,000
Third party B- Note	6.2009	6.2010	5.31%	4,401,000	-	4,401,000	58,423	4,459,423
	5.2009	5.2010	5.31%	2,934,000	-	2,934,000	25,966	2,959,966

				$14,670,000	-	$14,670,000	$162,287	$14,832,287

Maximum exposure								$14,832,287

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of March 31, 2010.

The Company has never incurred costs to settle liabilities in relation to these guarantee agreements. As of March 31, 2010, the Company had not accrued a liability for these guarantees because the likelihood of incurring a payment obligation in connection with these guarantees is remote.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $1,030,671 and $537,577 for the three months ended March 31, 2010 and 2009 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Segment information

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

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,		March 31,		March 31,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$19,480,288	$14,381,141	$20,094,847	$13,292,274	$7,366,654	$4,987,442	$16,678,776	$7,315,163	$63,620,565	$39,976,020
Interest income	29,411	29,974	27,672	24,841	9,352	1,129	11,272	262,516	77,707	318,460
Interest expenses	429,648	396,997	413,951	350,903	129,380	28,727	189,075	401,186	1,162,054	1,177,813
Amortization	32,744	32,744	31,660	31,346	278,322	-	29,496	29,475	372,222	93,565
Depreciation	402,541	362,118	463,366	332,013	169,495	106,324	596,126	540,469	1,631,528	1,340,924
Segment profit	2,391,061	2,683,842	1,912,208	2,045,953	1,464,895	1,371,568	3,134,010	449,375	8,902,174	6,550,738
Expenditure for segment assets	$379,802	$378,810	$366,529	$437,062	$1,058,145	$-	$1,790,580	$113,232	$3,595,056	$929,104

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$94,744,973	$99,396,049	$90,140,600	$90,140,219	$60,314,549	$61,480,760	$78,111,073	$71,258,841	$323,311,195	$322,275,869

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Total consolidated revenue	$63,620,565	$39,976,020

Total profit for reportable segments	$8,902,174	$6,550,738
Unallocated amounts relating to operations:
Interest income	11,811	88
Equity in net income of an non-consolidated affiliate	548,792	-
Finance costs	(230)	(335)
Amortization	(14,793)	(5,283)
Depreciation	(36,995)	(32,815)
Share-based compensation	(1,634,895)	-
Other general expenses	(338,459)	(197,329)

Income before income taxes and noncontrolling interests	$7,437,405	$6,315,064

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$323,311,195	$322,275,869
Cash and cash equivalents	24,947,333	28,037,032
Other receivables	149,856	8,177,536
Deposit for acquisition of property, plant and equipment	20,286	96,863
Inventories	184,908	185,354
Intangible assets	374,138	383,719
Investment in a non-consolidated affiliate	15,411,369	-
Land use right	1,004,314	927,240
Property, plant and equipment	2,310,411	2,168,542

	$367,713,810	$362,252,155

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

PRC	$55,710,619	$36,976,425
South Korea	1,321,699	535,543
Brazil	2,007,497	1,549,252
Mexico	755,882	10,725
United States	3,608,289	689,608
Others	216,579	214,467

Total	$63,620,565	$39,976,020

18.	Related parties transactions

Apart from the information as disclosed in notes 2 and 13 to the financial statements, the Company had no other material transactions with its related parties during the periods.

19.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2010 and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

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

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the 2009 Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

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

OVERVIEW

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries are primarily engaged in business of designing, developing, manufacturing and selling automotive electric parts, suspension products and engine components. Our products include alternators, starters, engine valves and tappets, and rods and shafts for use in shock absorber systems. We have been producing alternators and starters in China since 1997, and according to the China Association of Automobile Manufacturers, or CAAM, in 2009 we ranked second and fourth in sales revenue in the Chinese market for automobile alternators and starters, respectively. Our subsidiary Jinan Worldwide, which we acquired in October 2008, has been producing engine valves and tappets for over 50 years. We believe we are now one of the largest manufacturers of engine valves and tappets in China in terms of sales volume as a result of the acquisition.

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

First Quarter Financial Performance Highlights

Despite the overall economic slowdown in the global economy, we continued to experience strong demand for our products during the first fiscal quarter of 2010, which resulted in continued growth in our sales revenue and net income. The automobile market in China, especially the market for small engine automobiles, continued to expand in the first quarter of 2010 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and incentives and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on these policies and the overall growth trend in our market segments during the first fiscal quarter of 2010.

In this quarter, through two separate transactions, we acquired an aggregate of 38.36% of equity interest in Applaud Group Limited (“Applaud”) for a total cash consideration of HK$115.4 million. Applaud is a British Virgin Islands corporation and has no assets other than its current ownership of 50.62% of equity interest in Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holding”).  As a result of the acquisition, we became the largest shareholder of Applaud and, thereby, owner of 19.42% of Jinheng Holdings as of the date of this report. Jinheng Holdings is a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems, and components of diesel engines. Jinheng Holdings is listed on the Main Board of Hong Kong Stock Exchange. Our CEO and chairman, Qingjie Zhao, is an executive director of Jinheng Holdings. Please see our current report on Form 8-K filed on January 20, 2010 for more details.

The following are some financial highlights for the first quarter of 2010:

•	Sales revenue increased 59.1% year-over-year to approximately $63.6 million;
•	Gross profit rose 54.8% year-over-year to approximately $15.6 million from approximately $10.1 million;
•	Non-GAAP Net income attributable to Wonder Auto increased 43.4% year-over-year to approximately $7.4 million;
•	Non-GAAP EPS was approximately $0.22, representing a 14.2% increase from approximately $0.19 compared with first quarter 2009;
•
Sales revenue from outside PRC increased approximately $4.9 million, or 163.7% year-over-year, from approximately $3.0 million in the first quarter 2009, or increased to 12.4% of total sales revenue from 7.5% in the first quarter 2009.

Our net income for the periods ended March 31, 2010 and 2009 was $5.8 million and $5.2 million, respectively. Our earnings per share for the periods ended March 31, 2010 and 2009 was $0.17 and $0.19, respectively. Our net income and earnings per share were materially impacted by non-cash share-based employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718. On November 24, 2009, we granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48 per share. As a result, we incurred a non-cash share-based employee compensation of $1.6 million in the three months ended March 31, 2010. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the non-cash employee compensation on our net income and earnings per share. We caution readers that “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” are non-GAAP measures and do not purport to be alternatives to operating income, net income or earnings per share as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability because non-cash shared-based employee compensation does not require the use of current assets, management does not include it in its analysis of our financial results or how we allocate our resources. It is management’s intent to provide this non-GAAP financial information to enhance understanding of our GAAP financial statements and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. The non-GAAP measure of “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” presented herein may be determined or calculated differently by other companies.

(all amounts in thousands of U.S. dollars)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Net income attributable to Wonder Auto Technology, Inc. common stockholders	$5,781	$5,172
Share-based compensation	1,635	-
Non-GAAP net income attributable to Wonder Auto Technology, Inc. common stockholders	$7,416	$5,172
GAAP EPS	$0.17	$0.19
Non-GAAP EPS	$0.22	$0.19

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.
(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended March 31, 2010 (Unaudited)		3-Month Period Ended March 31, 2009 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$63,621	100.0%	$39,976	100.0%
Cost of sales	47,995	75.4%	29,882	74.7%
Gross profit	15,626	24.6%	10,094	25.3%
Operating expenses
Administrative expenses (included share-based compensation of $1,478 in 2010, $0 in 2009)	5,079	8.0%	2,316	5.8%
Research and development costs (included share-based compensation of $92 in 2010, $0 in 2009)	1,350	2.1%	456	1.1%
Selling expenses (included share-based compensation of $65 in 2010, $0 in 2009)	2,408	3.8%	1,213	3.0%
Total operating expenses	8,837	13.9%	3,985	10.0%
Income before income taxes and non-controlling interests	7,437	11.7%	6,315	15.8%
Income taxes	1,448	2.3%	920	2.3%
Net income attributable to non-controlling interests	208	0.3%	223	0.6%
Net Income attributable to Wonder Auto Technology, Inc. common stockholders	5,781	9.1%	5,172	12.9%

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, rods and shafts, and engine valves and tappets. Sales revenue increased by approximately $23.6 million, or 59.1%, to approximately $63.6 million for the three months ended March 31, 2010, compared with approximately $40.0 million for the same period last year.  This increase was mainly attributable to the higher sales volume resulting from the increased market demand for our products in and outside China.

Sales revenue from China increased by approximately $18.7 million, or 50.7%, to approximately $55.7 million in the first quarter of 2010, as compared to approximately $37.0 million for the same period last year. This increase was mainly attributable to the higher sales volume driven by the increased market demand for our products in expanded automobile market. Sales revenue outside China increased by approximately $4.9 million, or 163.7%, to approximately $7.9 million in the first quarter of 2010, compared with approximately $3.0 million for the same period last year. This increase was mainly attributable to the recovery of international automobile market. Export sales accounted for approximately 12.4% of our total sales revenue in this quarter.

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent change
Components of Sales Revenue	2010	2009	2010 v. 2009
Alternator	$19,480	$14,381	35.5%
Starter	20,095	13,292	51.2%
Rod and shaft	7,367	4,987	47.7%
Engine valve and tappet	16,679	7,315	128.0%
Total sales revenue	63,621	39,976	59.1%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2010	2009
PRC	$55,711	$36,976
South Korea	1,322	536
Brazil	2,007	1,549
Mexico	756	11
United States	3,608	690
Others	217	214
Total	63,621	39,976

Sales revenue from alternators and starters was $19.5 million and $20.1 million respectively, in the three months ended March 31, 2010, as compared to $14.4 million and $13.3 million in the same quarter last year, respectively. Sales in China continue to be our major source of sales revenue. Sales revenue from sales of alternators and starter in China increased by approximately $10.2 million or 37.8% to approximately $37.3 million in the three months ended March 31, 2010 from $27.1 million of the same quarter in 2009. The increase mainly resulted from the overall growth in the automobile market in China, especially the market for mid-to-small engine automobiles.

Sales revenue from rods and shafts was $7.4 million in the three months ended March 31, 2010, an increase of $2.4 million from the same period last year. The increase was mainly due to export sales increase of approximately $1.5 million. Sales of engine valve and tappet were approximately $16.7 million in the first quarter of 2010, up $9.4 million from the same period last year. This increase was mainly attributable to an approximately $7.7 million increase in domestic sales driven by increased sales volume.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased by approximately $18.1 million, or 60.6%, to approximately $48.0 million for the three months ended March 31, 2010 from approximately $29.9 million during the same period in 2009.  This increase was mainly due to the increase of our sales volume. As a percentage of sales revenue, the cost of sales increased slightly by approximately 0.7% to 75.4 % during the three months ended March 31, 2010 from 74.7 % for the same period of 2009. The slight percentage increase in the first quarter of 2010 was due to fact that a large portion of our total sales revenue was generated from alternators and starters with mid-to-small displacement as compared to the same period last year. Our alternators and starters with small displacement generally have a lower margin than our alternators and starters with larger displacement.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $5.5 million, or 54.8%, to approximately $15.6 million for the three months ended March 31, 2010, compared with approximately $10.1 million for the same period in 2009 as a result of increased sales volume driving by the strong market demand for our products.  Gross margin was 24.6 % for the three-month period ended March 31, 2010, as compared to 25.3 % of the same period last year.  Such slight decrease was mainly due to the increase of the cost of sales on a percentage basis as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $4.9 million, or 121.7%, to approximately $ 8.8 million for the three months ended March 31, 2010, as compared to approximately $4.0 million for the same period in 2009. As a percentage of sales revenue, our total expenses increased to 13.9% for the three months ended March 31, 2010, compared from 10.0% for the same period last year. The percentage increase was primarily attributable to the increase of non-cash share-based compensation, selling expenses and research and development expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. Our administrative expenses increased by approximately $2.8 million, or 119.3%, to approximately $5.1 million for the three months ended March 31, 2010, from approximately $2.7 million for the same period last year. As a percentage of sales revenue, administrative expenses increased to 8.0% for the three month ended March 31, 2010, from 5.8% for same period last year. The increases were mainly due to the non-cash share-based compensation of approximately $1.5 million incurred this quarter as a result of the employee stock option grant made in November 2009, with the remainder being mostly attributable to consolidation of the operating results of Friend Birch and the increased professional expenses related to our investment in Applaud Group Limited.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products, and expenses of the R&D staff and support personnel. Our research and development expenses increased by $893,297, or 195.8%, to approximately $1.3 million for the three months ended March 31, 2010, from $456,232 for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.1% for three month ended March 31, 2010, from 1.1% for the same period last year. The increases were mainly due to the increased expenses associated with development of alternative energy vehicle components, and a non-cash share-based compensation of $91,782 as a result of the employee stock option grant made in November 2009.

Selling Expenses. Selling expenses include the cost of salaries and fringe benefits of sales personnel, provision for products warranties, freight, warehouse expenses, advertising and promotional materials, sales commissions and other sales related costs. Our selling expenses increased by approximately $1.2 million, or 98.6%, to approximately $2.4 million for the three months ended March 31, 2010, from approximately $1.2 million for the same period last year. As a percentage of sales revenue, selling expenses increased to 3.8% for three months ended March 31, 2010, from 3.0% for the same period last year. The increase in percentage was mainly due to the increase in salaries resulting from the increased sales personnel. We also incurred more costs for advertising and promotional activities in effort to expand market share. The increases in amount was mainly due to the non-cash share-based compensation of $65,419 as a result of the employee stock option grant made in November 2009, with the remainder being mostly attributable to the increased provision for product warranties and freight resulting from the increased sales volume, as well as the increased salary and costs associated with advertising and promotional activities as discussed above.

Net finance costs. Net finance costs include interest income, interest expenses, bill discounting charges and net exchange (gain) loss. Our net finance cost increased by $546,839, or 651.1% to $630,828 for the three months ended on March 31, 2010 from $83,989 for the same period last year. The increase of net finance cost was mainly due to the increase in the interest expenses which resulted from the increased bank loans of approximately $18.1 million as of March 31, 2010, and the decrease in interest income resulting from the decrease of restricted cash in this quarter.

Income before Income Taxes and Non-controlling Interests. Income before income taxes and non-controlling interests increased by approximately $1.1 million or 17.8%, to approximately $7.4 million during the three months ended March 31, 2010 from approximately $6.3 million during the same period in 2009.  Income before income taxes as a percentage of sales revenue increased to 11.7 % during the three months ended March 31, 2010, as compared to 15.8% for the same period last year due to the factors described above.

Income taxes. Our income taxes increased by $528,085, or 57.4%, to approximately $1.4 million for the three months ended March 31, 2010 from $920,005 for the same period last year. Our effective income tax rate was approximately 19.5% for the first quarter in 2010, as compared to 14.6% for the same period last year.

Net Income attributable to Non-controlling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to non-controlling interests decreased $15,197, or 6.8% to $208,238 for the first quarter in 2010 from $223,435 for the same period last year, reflecting the net income attributable to non-controlling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua and Jinzhou Karham.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $609,453, or 11.8%, to approximately $5.8 million during the three months ended March 31, 2010 from approximately $5.2 million during the same period last year, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou. Valves and tappets are manufactured by our subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 17 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $68.5 million and restricted cash of $11.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2010		2009

Net cash (used in) provided by operating activities		$(534)		$8,636
Net cash (used in) investing activities		$(10,248)		$(3,615)
Net cash (used in) provided by financing activities		$(3,083)		$451
Effect of foreign currency translation on cash and cash equivalents	$		$
Net cash flow		$(13,866)		$5,472

Operating Activities: Net cash used in operating activities was approximately $534,316 for the three-month period ended March 31, 2010 compared to approximately $8.6 million of net cash provided by operating activities for the same period in 2009. The most significant reason for the change in operating activities for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was an increase of $8.1 million in bills receivable whereas it decreased $2.2 million in the same quarter last year.

Investing Activities:

Our main uses of cash for investing activities during the three months ended March 31, 2010 were for the acquisition of property, plant and equipment and the acquisition of Applaud.

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $10.2 million as compared to approximately $3.6 million in the same period in 2009. We paid approximately $14.9 million related to the investment in Applaud in the first quarter of 2010.

Financing Activities:

Our financing activities include new bank loans, repayment of bank loans, settlement of bills payable, and pledges of restricted cash for issuing bills payable.

Net cash used in financing activities was approximately $3.1 million for the first quarter of 2010 as compared to $452,160 of net cash provided by financing activities for the first quarter of 2009. As a result of the proceeds from our public offering closed in November 2009, we have adequate capital and reduced our capital raising activities in the three months ended March 31, 2010.

Our debt-to-equity ratio was 40.4% as of March 31, 2010. We plan to maintain our debt-to-equity ratio below 60%, increase the long-term loans, and decrease the short-term loans. We believe we currently maintain a good business relationship with many banks.

As of March 31, 2010, the amount, maturity date and term of each of our bank loans are as follows.

 (All amounts in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Term
Bank of China*	$2.9	August 16, 2010	1 year
Bank of China*	4.4	November 26, 2010	1 year
Bank of China*†	9.4	June 28, 2014	5 years
Bank of China*	2.9	April 28, 2010	1 year
Bank of China*	1.5	May 19, 2010	1 year
Bank of China*†	5.9	December 31, 2014	5 years
Bank of China*	1.0	April 28, 2010	1 year
China CITIC Bank*	8.8	April 26, 2010	1 year
China construction Bank*	5.9	April 12, 2010	1 year
China construction Bank*	2.6	October 29, 2010	1 year
China construction Bank*	1.5	January 31, 2011	1 year
Huaxia Bank	2.9	June 30, 2010	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	9.7	October 15, 2013	7 years
Bank of Jinzhou*	0.2	August 31, 2010	1 year
Bank of Jinzhou*	0.4	September 23, 2010	1 year
China CITIC Bank*	5.9	June 28, 2010	1 year
Bank of Jinan *	2.9	May 15, 2010	1 year
Huaxia Bank*	2.9	June 22, 2010	1 year
SZD Bank*	3.7	March 17, 2011	1 year
China CITIC Bank*	2.9	October 21, 2010	1 year
Huaxia Bank*	1.5	January 27, 2011	1 year
Jinan Changqing*	1.0	August 17, 2017	6 years

Total	$80.8

* The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.8166
** The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB9.1982 and repayment in semi-annual installment.
† Repayment in annual installment.

We repaid four bank loans in the total amount of approximately $5.8 million in the first quarter of 2010. We plan to replace these loans with new bank loans in approximately the same aggregate amounts. We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of March 31, 2010:
 (All amounts in thousands of U.S. dollars)

	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long term debt obligations	$22,252	$		$13,846	$7,551	$855
Capital commitment	4,177		4,177	-	-	-
Operating lease obligations	-			-	-	-
Purchase obligations	-		-	-	-	-
Total	$26, 429		$4,177	$13,846	$7,551	$855

Critical Accounting Policies

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting estimates since December 31, 2009.

Recently issued accounting pronouncement

See Note 5, Summary of significant accounting policies, for a discussion of the Company’s recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2010, would decrease net income before provision for income taxes by approximately $0.8 million for the twelve months ended March 31, 2010.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three-month period ended March 31, 2010, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

DATED: May 10, 2010

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