Form 10-Q
period 2010-06-30
Wonder Auto Technology, Inc
filed 2010-08-09
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34440

WONDER AUTO TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0495105

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	33,859,994

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2010 and 2009
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	5 - 6

Condensed Consolidated Balance Sheets	7 - 8

Condensed Consolidated Statements of Cash Flows	9 - 10

Condensed Consolidated Statements of Equity	11

Notes to Condensed Consolidated Financial Statements	12 - 33

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales revenue	$68,458,594	$49,651,214	$132,079,159	$89,627,234
Cost of sales	51,307,112	37,431,981	99,301,954	67,313,643

Gross profit	17,151,482	12,219,233	32,777,205	22,313,591

Operating expenses
Administrative expenses (included share- based compensation of $1,477,694 and $2,955,388 for the three and six months ended June 30, 2010 respectively, $Nil for the three and six months ended June 30, 2009)	4,939,601	2,752,054	10,018,399	5,068,046
Research and development expenses (included share-based compensation of $91,782 and $183,564 for the three and six months ended June 30, 2010 respectively, $Nil for the three and six months ended June 30, 2009)	1,538,790	464,675	2,888,319	920,907
Selling expenses (included share-based compensation of $65,419 and $130,838 for the three and six months ended June 30, 2010 respectively, $Nil for the three and six months ended June 30, 2009)	2,046,378	1,518,504	4,454,639	2,731,163

	8,524,769	4,735,233	17,361,357	8,720,116

Income from operations	8,626,713	7,484,000	15,415,848	13,593,475
Other income	51,314	563,381	580,109	677,897
Government grants	219,180	177,476	420,691	352,538
Equity in net income of non-consolidated
affiliates - Note 3	233,169	-	781,961	-
Net finance costs - Note 6	(1,080,690)	(1,946,097)	(1,711,518)	(2,030,086)

Income before income taxes and noncontrolling interests	8,049,686	6,278,760	15,487,091	12,593,824
Income taxes - Note 7	(1,147,099)	(633,024)	(2,595,189)	(1,553,029)

Net income before noncontrolling interests	6,902,587	5,645,736	12,891,902	11,040,795
Net income attributable to noncontrolling interests	(256,835)	(270,098)	(465,073)	(493,533)

Net income attributable to Wonder Auto
Technology, Inc. common stockholders	$6,645,752	$5,375,638	$12,426,829	$10,547,262

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income before noncontrolling interests	$6,902,587	$5,645,736	$12,891,902	$11,040,795
Other comprehensive income (loss)
Foreign currency translation adjustments	648,066	9,817	648,062	(55,292)

Comprehensive income	7,550,653	5,655,553	13,539,964	10,985,503
Comprehensive income attributable to noncontrolling interests	(287,450)	(275,411)	(495,688)	(483,431)

Comprehensive income attributable to Wonder Auto Technology, Inc. common
stockholders	$7,263,203	$5,380,142	$13,044,276	$10,502,072

Earnings per share attributable to Wonder Auto Technology, Inc. common stockholders:
basic and diluted - Note 8	$0.20	$0.20	$0.37	$0.39

Weighted average number of shares outstanding:
basic and diluted	33,859,994	26,959,994	33,859,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$60,616,182	$82,414,287
Restricted cash	14,638,128	15,753,748
Trade receivables, net	48,444,434	49,522,583
Bills receivable	45,769,941	21,965,065
Other receivables, prepayments and deposits	9,503,920	14,826,460
Inventories - Note 9	53,172,880	51,119,562
Deferred taxes	1,230,242	1,186,410

Total current assets	233,375,727	236,788,115
Restricted cash	586,800	-
Intangible assets - Note 10	31,284,448	32,907,720
Property, plant and equipment, net - Note 11	75,197,144	73,770,329
Land use rights	10,052,355	10,618,853
Deposit for acquisition of property, plant and equipment	10,109,428	7,435,563
Deposit for acquisition of a subsidiary	8,700,000	-
Investments in non-consolidated affiliates - Note 3	16,022,362	-
Deferred taxes	1,080,366	731,575

TOTAL ASSETS	$386,408,630	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$36,423,883	$34,126,534
Bills payable	28,149,030	29,388,653
Other payables and accrued expenses	13,762,417	14,886,909
Provision for warranty - Note 12	2,783,651	2,272,322
Income tax payable	1,516,897	892,340
Secured borrowings - Note 13	66,464,837	57,082,779
Early retirement benefits cost	371,734	353,584

Total current liabilities	149,472,449	139,003,121
Secured borrowings - Note 13	18,161,648	20,908,721
Deferred revenue - government grants	3,113,050	3,315,762
Early retirement benefits cost	377,575	550,397

TOTAL LIABILITIES	171,124,722	163,778,001

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share;
authorized 10,000,000 shares in 2010 and 2009;
none issued and outstanding	-	-
Common stock: par value $0.0001 per share
Authorized 90,000,000 shares in 2010 and 2009;
issued and outstanding 33,859,994 shares in 2010 and 2009	3,386	3,386
Additional paid-in capital	140,812,492	137,542,702
Statutory and other reserves	10,186,701	10,186,701
Accumulated other comprehensive income	10,264,498	9,647,051
Retained earnings	47,697,425	35,270,596

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’
EQUITY	208,964,502	192,650,436

NONCONTROLLING INTERESTS	6,319,406	5,823,718

TOTAL EQUITY	215,283,908	198,474,154

TOTAL LIABILITIES AND EQUITY	$386,408,630	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income before noncontrolling interests	$12,891,902	$11,040,795
Adjustments to reconcile net income before noncontrolling interests to net cash (used in) provided by operating activities:
Depreciation	3,416,688	2,781,143
Amortization of intangible assets and land use rights	772,372	198,573
Share-based compensation - Note 14	3,269,790	-
Deferred taxes	(384,223)	180,716
Loss on disposal of property, plant and equipment	113,590	19,549
(Recovery) provision for doubtful debts	(51,895)	87,484
Provision for obsolete inventories	19,064	45,923
Exchange gain on translation of monetary assets and
liabilities	(522,425)	(52,045)
Equity in net income of non-consolidated affiliates	(781,961)	-
Deferred revenue amortized	(215,393)	(127,735)
Changes in operating assets and liabilities :
Trade receivables	1,327,295	(4,021,736)
Bills receivable	(23,634,450)	(5,324,675)
Other receivables, prepayments and deposits	(1,884,169)	2,736,977
Inventories	(2,505,312)	(2,515,195)
Trade payables	2,161,890	13,366,276
Other payables and accrued expenses	(1,212,066)	(4,123,986)
Early retirement benefits costs	(157,723)	(214,840)
Provision for warranty	499,990	58,769
Income tax payable	562,859	251,285

Net cash flows (used in) provided by operating activities	$(6,314,177)	$14,387,278

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2010	2009
Cash flows from investing activities
Payments to acquire intangible assets	$-	$(146,600)
Payments to acquire and for deposit for acquisition of
property, plant and equipment and land use right	(8,878,218)	(3,345,040)
Proceeds from sales of property, plant and equipment	-	23,877
Net cash inflow from disposal of Jinzhou Jiade - Note 4	2,866,442	-
Deposit for acquisition of Vital Glee - Note 19(a)	(8,700,000)	-
Net cash paid to acquire Applaud - Note 3(a)	(14,862,577)	-
Net cash paid to acquire Wonder Auto Parts - Note 3(b)	(376,285)	-
Net cash received from Winning	8,013,693	-
Net cash paid to acquire Yearcity	-	(3,986,057)
Net cash paid to acquire Jinzhou Wanyou	-	(1,705,437)

Net cash flows used in investing activities	(21,936,945)	(9,159,257)

Cash flows from financing activities
Government grants received	-	769,006
(Decrease) increase in bills payable	(1,338,272)	3,809,457
Decrease (increase) in restricted cash	590,836	(965,778)
Proceeds from secured borrowings	46,577,250	63,247,801
Repayment of secured borrowings	(39,560,651)	(48,528,550)

Net cash flows provided by financing activities	6,269,163	18,331,936

Effect of foreign currency translation on cash and cash equivalents	183,854	(1,309)

Net (decrease) increase in cash and cash equivalents	(21,798,105)	23,558,648

Cash and cash equivalents - beginning of period	82,414,287	8,159,156

Cash and cash equivalents - end of period	$60,616,182	$31,717,804

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$2,601,136	$2,500,563
Income taxes	$2,318,441	$1,057,966

Non-cash investing and financing activities:
Acquisition of Yearcity by offsetting with receivable from
disposal of an non-consolidated affiliate	$-	$5,950,000
Settlement of amount due to Hony Capital II, L.P.
(“Hony Capital”) by offsetting with amount due from
Hony Capital	$-	$7,626,804

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)
(Stated in US Dollars)

	Wonder Auto Technology, Inc. stockholders
					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interests	Total

Balance, December 31, 2009	33,859,994	$3,386	$137,542,702	$10,186,701	$9,647,051	$35,270,596	$5,823,718	$198,474,154
Net income	-	-	-	-	-	12,426,829	465,073	12,891,902
Foreign currency translation adjustment	-	-	-	-	617,447	-	30,615	648,062
Share-based compensation - Note 14	-	-	3,269,790	-	-	-	-	3,269,790

Balance, June 30, 2010	33,859,994	$3,386	$140,812,492	$10,186,701	$10,264,498	$47,697,425	$6,319,406	$215,283,908

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and six-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.	Corporate information and description of business

The Company was incorporated in the State of Nevada on June 8, 2000.  The Company’s shares are listed for trading on the Nasdaq Global Market in the United States.

The Company is principally engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters and alternators and manufacturing of engine valves and tappets for motor vehicles mainly in the People’s Republic of China (the “PRC”). The major target markets of the Company’s products are the PRC, South Korea and Brazil.

The products of the Company are suitable for use in a variety of automobiles.  However, most of the Company’s products are used in passenger cars with smaller engines having displacement below 1.6 liters.  The Company has also manufactured and sold rectifier and regulator products for use in alternators as well as various rods and shafts for use in shock absorbers, alternators and starters.

The Company’s customers include automakers, engine manufacturers and, increasingly, auto parts suppliers.

The raw materials used in the Company’s production are mainly divided into four categories, metal parts, semiconductors, chemicals and packaging materials.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Corporate information and description of business (Cont’d)

As of June 30, 2010, the Company has thirteen subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest		Common stock/ registered capital	Principal activities

Wonder Auto Limited (“Wonder”)	British Virgin Islands (“BVI”) / April 16, 2004	100%		Ordinary shares: Authorized: 50,000 shares of $1 each, Paid up: 245 shares of $1 each	Investment holding

Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”)	The PRC / March 21, 1996	100%		Registered capital of $31,900,000 and fully paid up	Manufacturing and selling of starters and alternators

Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”)	The PRC / April 23, 2003	50	% *	Registered capital of $2,800,000 and fully paid up	Manufacturing and selling of accessories of alternators

Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”)	The PRC / September 21, 2006	100%		Registered capital $54,950,000 and fully paid up	Manufacturing and selling of rods and shafts
Jinzhou Wonder Motor Co., Ltd. (“Wonder Motor”)	The PRC / September 24, 2007	100%		Registered capital of $3,500,000 and fully paid up	Development stage company
Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder”)	The PRC / September 24, 2007	100%		Registered capital of $5,500,000 and fully paid up	Manufacturing and selling of accessories of starters and alternators

Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”)	The PRC / April 23, 2003	50	% *	Registered capital of $2,369,000 and fully paid up	Manufacturing and selling of accessories of starters

Jinzhou Karham Electrical Equipment Co., Ltd. (Jinzhou Karham”)	The PRC / May 20, 2006	65%		Registered capital of $950,000 and fully paid up	Manufacturing and selling of accessories of starters

Fuxin Huirui Mechanical Co., Ltd. (“Fuxin Huirui”)	The PRC / September 24, 2007	100%		Registered capital of $3,000,000 and fully paid up	Manufacturing and selling of accessories of alternators

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Corporate information and description of business (Cont’d)

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Yearcity Limited (“Yearcity”)	BVI / March 10, 2005	100%	Authorized: 50,000 shares of $1 each, Paid up: 100 share of $1 each	Investment holding

Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”)	The PRC / February 1956	100%	Registered capital of $20,700,000 and fully paid up	Manufacturing and selling of valves and tappets

Friend Birch Limited (“Friend Birch”)	Hong Kong / November 9, 2005	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Jinzhou Lida Auto Parts Co., Ltd. (“Jinzhou Lida”)	The PRC / October 23, 2008	100%	Registered capital of $1,000,000 and fully paid up	Manufacturing and selling of accessories of rods and shafts

*
The Company obtained the control over those subsidiaries by appointing more than half of members in the board of directors in accordance with those subsidiaries’ Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisition

(a)
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

(b)
On March 28, 2010, Jinzhou Halla entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Jinzhou Economic and Technological Development Zone Bohai Iron Core Centre, a company incorporated in PRC for acquisition of its 25% equity interest in Jinzhou Wonder Auto Parts Co., Ltd (“Wonder Auto Parts”) at consideration of RMB2,565,000 (equivalent to approximately $0.38 million). The consideration was settled in June, 2010. Wonder Auto Parts is engaged in manufacturing and selling iron core for alternator.

Investments in entities over which the Company does not have control, but has significant influence, are accounted for using the equity method of accounting. The Company’s investments in Applaud and Wonder Auto Parts are reported in the condensed consolidated balance sheets as investment in a non-consolidated affiliate.

Condensed financial data of Applaud and Wonder Auto Parts were as follows :-

	Three months ended		Six months ended
	June 30		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Summary of Operations:-
Revenues	$38,573,584	$-	$78,803,570	$-
Gross profit	7,799,064	-	17,066,732	-
Income from operations	1,894,135	-	6,351,460	-
Net income	$638,776	$-	$2,069,463	$-

Net income attributable to the Company	$233,169	$-	$781,961	$-

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Disposal of a subsidiary

On March 1, 2010, the Company disposed of its 100% equity interest in Jinzhou Jiade Machinery Co., Ltd. (“Jinzhou Jiade”) to two independent third parties at a total cash consideration of $2,980,959 which was settled in June, 2010. The following table summarize the net assets of Jinzhou Jiade disposed of during the six months ended June 30, 2010:

Unaudited

Net assets disposed of :

Property, plant and equipment, net	$1,709,036
Land use right	472,200
Current assets	1,693,493
Current liabilities	(1,881,860)
Goodwill	988,090

2,980,959
Gain on disposal of interest in a subsidiary	-

Total consideration, satisfied by cash	$2,980,959

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary :
Cash consideration	$2,980,959
Cash and cash equivalents disposed of	(114,517)

Net cash inflow	$2,866,442

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade and bills receivables.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash for issuing bills were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Harbin Dongan Automotive Engine Manufacturing Company Limited	$4,945,157	$4,715,328	$12,386,811	$9,611,172
Beijing Hyundai Motor Company	5,119,975	7,277,518	8,884,363	14,102,630

	$10,065,132	$11,992,846	$21,271,174	$23,713,802

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

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

	As of June 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying amount	Fair value	Carrying amount	Fair value

Secured borrowings	$84,626,485	$85,209,330	$77,991,500	$79,500,520

The fair values of secured borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

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

6.	Net finance costs

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Interest income	$(105,158)	$(172,120)	$(194,676)	$(490,668)
Interest expenses	1,408,725	1,208,950	2,546,367	2,207,974
Bills discounting charges	82,633	140,039	107,045	318,828
Bank charges	53,483	106,975	84,450	181,090
Net exchange (gain) loss	(374,146)	639,090	(862,381)	(230,516)
Finance charges from early retirement benefits cost	15,153	23,163	30,713	43,378

	$1,080,690	$1,946,097	$1,711,518	$2,030,086

7.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

7.	Income taxes (Cont’d)

BVI

Wonder and Yearcity were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

Corporate income tax (“CIT”) to Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide in the PRC was charged at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  As approved by the relevant tax authority in the PRC, Jinzhou Halla, Jinzhou Dongwoo, Jinzhou Wanyou, Jinzhou Hanhua, Jinzhou Karham, Fuxin Huirui and Jinan Worldwide were entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Jinzhou Halla commenced in the fiscal financial year of 2001.  Accordingly, Jinzhou Halla was subject to tax rate of 13.5% for 2003, 2004 and 2005.  Furthermore, Jinzhou Halla, being a Foreign Investment Enterprise (“FIE”), engaged in an advanced technology industry, was approved to enjoy a further three years’ 50% tax reduction for 2006, 2007 and 2008 and thereafter subject to a rate of 15%. The tax holiday of Jinzhou Dongwoo commenced in the fiscal year 2004.  Accordingly, Jinzhou Dongwoo was subject to tax rate of 13.5% for 2006 and 2007, and subject to a tax rate of 12.5% for 2008 and 25% for 2009 and thereafter subject to a rate of 25%. Jinzhou Wanyou has elected to commence the tax holiday in the fiscal year 2007.  Accordingly, Jinzhou Wanyou will be exempted from CIT for 2007 and 2008 and thereafter entitled to a 50% reduction on CIT tax rate to 12.5% for 2009, 2010 and 2011.  The tax holiday of Jinzhou Hanhua commenced in the fiscal year 2005.  Accordingly, Jinzhou Hanhua was subject to tax rate of 13.5% for 2007, and subject to a tax rate of 12.5% for 2008 and 2009 and thereafter subject to a rate of 25%. Jinzhou Karham has elected to commence the tax holiday in the fiscal year 2008.  Accordingly, Jinzhou Karham will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Fuxin Huirui commenced in the fiscal year 2008.  Accordingly, Fuxin Huirui will be exempted from CIT for 2008 and 2009 and thereafter entitled to a 50% reduction on CIT tax rate 12.5% for 2010, 2011 and 2012.  The tax holiday of Jinan Worldwide commenced in the fiscal year of 2006.  Accordingly, Jinan Worldwide was subject to tax rate of 12.5% for 2008, 2009 and 2010.  Wonder Motor, Jinzhou Wonder and Jinzhou Lida are subject to a tax rate of 25%.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

8.	Earnings per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

9.	Inventories

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$11,765,150	$11,018,873
Work-in-progress	6,675,944	5,123,749
Finished goods	36,064,794	36,282,415

	54,505,888	52,425,037
Provision for obsolete inventories	(1,333,008)	(1,305,475)

Net	$53,172,880	$51,119,562

10.	Intangible assets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs:
Goodwill	$23,200,260	$24,188,350
Customer contracts	49,053	49,053
Know-how with infinite useful life	1,683,645	1,683,645
Know-how with finite useful life	7,073,874	7,073,874
Trademarks and patents	417,905	417,905

	32,424,737	33,412,827
Accumulated amortization	(1,140,289)	(505,107)

Net	$31,284,448	$32,907,720

11.	Property, plant and equipment

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$36,589,522	$34,951,440
Plant and machinery	47,910,336	45,801,702
Furniture, fixtures and equipment	1,231,586	1,211,966
Tools and equipment	6,266,072	5,898,090
Leasehold improvements	1,096,418	1,058,371
Motor vehicles	2,086,328	1,937,461

	95,180,262	90,859,030
Accumulated depreciation	(21,270,773)	(19,505,275)
Construction in progress	1,287,655	2,416,574

Net	$75,197,144	$73,770,329

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

11.	Property, plant and equipment (Cont’d)

(i)	Pledged property, plant and equipment

As of June 30, 2010, certain property, plant and equipment with aggregate net book value of $23,286,465 was pledged to bank to secure general banking facilities (note 13(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

12.	Provision for warranty

(Unaudited)

Balance as of January 1, 2010	$2,272,322
Claims paid for the period	(847,269)
Additional provision for the period	1,347,259
Translation adjustments	11,339

Balance as of June 30, 2010	$2,783,651

13.	Secured borrowings

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Short-term borrowings
Short-term loans - Note 13(i)	$61,571,400	$53,164,080
Long-term loans - current portion	4,893,437	3,918,699

	66,464,837	57,082,779

Long-term borrowings - Note 13(ii)
Interest bearing:-
- at 5.35% per annum	1,031,100	1,026,900
- at 5.47% per annum	14,582,700	13,496,400
- at 6.95% per annum	7,441,285	10,304,120

	23,055,085	24,827,420
Less: current maturities	(4,893,437)	(3,918,699)

	18,161,648	20,908,721

	$84,626,485	$77,991,500

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

13.	Secured borrowings (Cont’d)

Notes :-

(i)	The weighted-average interest rate for short-term loans as of June 30, 2010 and December 31, 2009, were 5.44% and 5.28%, respectively.

(ii)	Long term borrowings are repayable as follows:-
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$4,893,437	$3,918,699
After one year but within two years	6,661,037	7,109,424
After two years but within three years	5,940,036	7,109,424
After three years but within four years	3,940,275	3,499,148
After four years but within five years	933,882	2,163,825
After five years	686,418	1,026,900

	$23,055,085	$24,827,420

As of June 30, 2010, the Company’s had total bank lines of credit and borrowings there under as follows:-

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$91,961,485	$84,626,485	$7,335,000

The above secured borrowings were secured by the following:

(a)	Property, plant and equipment with carrying value of $23,286,465 respectively (note 11);

(b)	Land use right with carrying value of $4,804,664;

(c)	Guarantees executed by third parties;

(d)	Guarantees executed by Yuncong Ma, the Company’s director; and

(e)	Guarantees executed by a related company of which Mr. Qingjie Zhao (“Mr. Zhao”), a director of the Company, is a director and a shareholder.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

14.	Share-based compensation

The Company granted share options to employees, directors and consultants to reward forservices.

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

A summary of share option plan activity for the six months ended June 30, 2010 is presented below :-

	Number of stock	Weighted average exercise price per stock	Weighted average remaining contractual	Aggregate intrinsic
	options	option	term in years	value (1)

Outstanding as of December 31, 2009	1,674,400	$11.48	1.8	$-
- Granted	-	-		-
- Exercised	-	-		-
- Forfeited	-	-		-
- Expired	-	-		-

Outstanding as of June 30, 2010	1,674,400	11.48	1.3	-

Exercisable as of June 30, 2010	558,133	11.48	0.3	-

Options vested or expected to vest as of June 30, 2010	558,133	$11.48	0.3	$-

(1)	No aggregate intrinsic value as the exercise price of options ($11.48) is in excess of the values of the Company’s closing stock price on June 30, 2010 ($7.32).

The grant-date fair values of options granted for 2009, 2010 and 2011 are $3.47, $7.22 and $8.91 per share respectively. Compensation expense of $3,269,790 arising from abovementioned share options granted was recognized for six months ended June 30, 2010.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
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

As of June 30, 2010, there were unrecognized compensation costs of $6,497,688 related to the above non-vested share options which is expected to be recognized over the 1.8 years.

15.	Commitments and contingencies

(a)	Capital commitment

As of June 30, 2010, the Company had capital commitments amounting to $2,058,049 and $6,300,000 in respect of the acquisition of property, plant and equipment and a subsidiary respectively which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of June 30, 2010, the Company had no non-cancelable operating leases for its property, plant and equipment.

The rental expense relating to the operating leases was $Nil and $211,975 for the six months ended June 30, 2010 and 2009 respectively.

(c)	Guarantee

During the period, the Company has acted as guarantor for bank loans amounting to approximately $20.6 million granted to two independence third parties. These two third parties also provided guarantees for bank loans amounting to approximately $15.8 million granted to the Company (Note 13(c)).  None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed third parties.  All the third parties have a healthy financial position as of June 30, 2010.

All the above guarantees have no recourse provision that would enable the Company to recover from third parties of any amounts paid under the guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

15.	Commitments and contingencies (Cont’d)

(c)	Guarantee (cont’d)

If the third parties fail to perform under their contractual obligation, the Company will make future payments including the contractual principal amounts, related interests and penalties.

The following table summarizes the Company’s maximum exposure as of June 30, 2010 in relation to the guarantee given to the third parties :-

Guarantee	Banking facilities date	Expiry date	Interest rate (per annum)	Loans amount	Principal repaid up to June 30, 2010	Outstanding as of June 30, 2010	Outstanding interest expense as of June 30, 2010	Interest expense from July 1, 2010 to expiry date	Estimated maximum exposure

Third party A	5.2010	4.2011	5.31%	$2,946,000	-	$2,946,000	$26,072	$130,361	$3,102,433
	7.2009	6.2010	5.31%	2,946,000	-	2,946,000	39,108	-	2,985,108
Third party B	6.2010	6.2011	5.31%	4,419,000	-	4,419,000	-	234,649	4,653,649
	1.2010	12.2010	5.31%	5,892,000	-	5,892,000	-	156,433	6,048,433
	3.2010	2.2011	5.31%	4,419,000	-	4,419,000	19,554	156,433	4,594,987

				$20,622,000	-	$20,622,000	$84,734	$677,876	$21,384,610

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations and charges in respect of the above guarantees were recognized during the reporting periods and as of June 30, 2010.

The Company has never incurred costs to settle liabilities in relation to these guarantee agreements. As of June 30, 2010, the Company had not accrued a liability for these guarantees because the likelihood of incurring a payment obligation in connection with these guarantees is remote.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $2,150,693 and $1,345,150 for the six months ended June 30, 2010 and 2009 respectively.

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

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Six months ended		Six months ended		Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$42,243,716	$31,808,910	$41,524,558	$28,286,180	$15,049,087	$9,677,335	$33,261,798	$19,854,809	$132,079,159	$89,627,234
Interest income	37,041	34,471	34,022	29,108	67,712	5,220	29,374	421,746	168,149	490,545
Interest expenses	968,754	852,504	856,138	746,304	262,386	60,823	566,134	867,171	2,653,412	2,526,802
Amortization	68,132	76,551	60,666	51,674	554,996	916	58,991	58,960	742,785	188,101
Depreciation	849,911	856,980	918,423	555,700	335,033	218,721	1,190,853	1,081,081	3,294,220	2,712,482
Segment profit	5,356,012	4,564,606	4,383,649	3,467,144	2,794,179	2,334,583	6,571,259	2,681,747	19,105,099	13,048,080
Expenditure for segment assets	$1,308,142	$1,203,276	$1,429,195	$1,052,199	$2,164,769	$290,892	$3,222,875	$571,226	$8,124,981	$3,117,593

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$22,763,428	$17,427,769	$21,429,711	$14,993,906	$7,682,433	$4,689,893	$16,583,022	$12,539,646	$68,458,594	$49,651,214
Interest income	7,630	4,497	6,350	4,267	58,360	4,091	18,102	159,230	90,442	172,085
Interest expenses	539,106	455,507	442,187	395,401	133,006	32,096	377,059	465,985	1,491,358	1,348,989
Amortization	35,388	43,807	29,006	20,328	276,674	916	29,495	29,485	370,563	94,536
Depreciation	447,370	494,862	455,057	223,687	165,538	112,398	594,727	540,613	1,662,692	1,371,560
Segment profit	2,964,951	1,880,764	2,471,441	1,421,191	1,329,284	963,015	3,437,249	2,232,372	10,202,925	6,497,342
Expenditure for segment assets	$928,340	$824,466	$1,062,666	$615,137	$1,106,624	$290,892	$1,432,295	$457,994	$4,529,925	$2,188,489

	Alternators		Starters		Rods and shafts		Valves and Tappets		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$102,525,707	$99,396,049	$89,765,609	$90,140,219	$69,542,843	$61,480,760	$91,674,025	$71,258,841	$353,508,184	$322,275,869

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

17.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.
	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$68,458,594	$49,651,214	$132,079,159	$89,627,234

Total profit for reportable segments	$10,202,925	$6,497,342	$19,105,099	$13,048,080
Unallocated amounts relating tooperations:
Interest income	14,716	35	26,527	123
Equity in net income of
non-consolidated affiliates	210,966	-	759,758	-
Other income	-	1,365	-	1,365
Finance costs	(411)	(530)	(641)	(865)
Amortization	(14,794)	(5,189)	(29,587)	(10,472)
Depreciation	(85,473)	(35,844)	(122,468)	(68,661)
Share-based payment	(1,634,895)	-	(3,269,790)	-
Other general expenses	(643,348)	(178,419)	(981,807)	(375,746)

Income before income taxes and noncontrolling interests	$8,049,686	$6,278,760	$15,487,091	$12,593,824

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$353,508,184	$322,275,869
Cash and cash equivalents	12,524,014	28,037,032
Other receivables	97,932	8,177,536
Deposit for acquisition of property, plant and equipment	-	96,863
Inventories	133,901	185,354
Intangible assets	364,314	383,719
Investment in a non-consolidated affiliate	15,622,335	-
Land use right	920,900	927,240
Property, plant and equipment	3,237,050	2,168,542

	$386,408,630	$362,252,155

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

17.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

PRC	$60,888,107	$43,152,708	$116,598,727	$80,129,133
South Korea	1,847,117	1,869,990	3,168,815	2,405,533
Brazil	2,051,047	1,815,039	4,058,544	3,364,291
Mexico	513,837	-	1,269,719	10,725
United States	2,900,737	1,134,013	6,509,026	1,823,621
Others	257,749	1,679,464	474,328	1,893,931

Total	$68,458,594	$49,651,214	$132,079,159	$89,627,234

18.	Related party transaction

Apart from the information as disclosed in notes 3 and 13 to the financial statements, the Company has entered into following transaction with a non-consolidated affiliate:-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Purchase from Wonder Auto Parts	$723,163	$-	$723,163	$-

19.    Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2010 and has determined that, except for the transactions described below, there are no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements other than noted therein.

(a)
On June 24, 2010, Friend Birch entered into a purchase agreement with Achieve Gain Group Limited (“Achieve Gain”), a company incorporated in BVI, pursuant to which Friend Birch agreed to acquire 100% equity interest in Vital Glee Development Limited (“Vital Glee”), for a total consideration of $15 million of which $8.7 million was settled in June 2010. The remaining consideration will be divided into 2 equal installments and will be settled by December 31, 2010 and June 30, 2011 respectively. The Company obtained control over Vital Glee on July 1, 2010 by appointing the sole director to Vital Glee. Vital Glee is an investment holding company and through its subsidiary engaging in automotive shock absorber manufacturing business.

Disclosure of certain information for the acquisition of Vital Glee in accordance with ASC 805 “Business Combinations” (previously SFAS No. 141 (Revised)) has not been included in this condensed consolidated financial statements as certain financial information required for such disclosure is not yet available at the date of this Form 10-Q.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

19.	Subsequent events (Cont’d)

(b)
On July 10, 2010, Wonder and Yearcity entered into a conditional sale and purchase agreement (the “Disposal Agreement”) with Jin Ying Limited (“Jin Ying”), a company incorporated in BVI, pursuant to which Wonder and Yearcity agreed to dispose 38.36% equity interest in Applaud for a total consideration of HK$162 million (equivalent to approximately $20.86 million). The completion of the Disposal Agreement is conditioned upon the completion of a conditional acquisition agreement (the “Acquisition Agreement”) which was entered into between Vital Glee, a wholly own subsidiary of the company, and Jinheng Holdings on July 20, 2010 pursuant to which Vital Glee will acquire 100% equity interest in Jinheng (BVI) Ltd. (“Jinheng BVI”), a company incorporated in BVI, at cash consideration of HK$1,130 million (approximately US$145.21 million). The total purchase price is scheduled to be paid by Vital Glee in four installments.

Jinheng BVI is a holding company and has the following subsidiaries and non-consolidated affiliate:-

Company name	Place of incorporation or establishment	Jinheng BVI’s effective ownership interest	Principal activities

Subsidiaries

Jinheng (Hong Kong) Ltd.	Hong Kong	100%	Investment holding

Jinzhou Jinheng Automobile Safety System Co., Ltd.	The PRC	100%	Manufacturing and selling of automobile airbags and safety belts

Shenyang Jinbei Jinheng Automobile Safety System Co., Ltd.	The PRC	55.56%	Manufacturing and selling of automobile airbags and related parts

Beijing Jinheng Sega Automotive Spare Parts Limited	The PRC	100%	Manufacturing and selling of automobile steering wheels

Harbin Hafei Jinheng Automotive Safety System Co., Ltd.	The PRC	90%	Manufacturing and selling of airbags and other automobile parts

Shenyang Jinheng Jinsida Automobile Electronic Co., Ltd. (“Jinsida”)	The PRC	64.71%	Manufacturing and selling of electronic control units

Non-consolidated affiliate

Shanxi Winner Auto-Parts Limited (“Shanxi Winner”)	The PRC	35%	Manufacturing and selling of clock spring, wire harness and inflator

In accordance with the acquisition agreement, both parties agreed that Jinheng BVI’s equity interests in Shanxi Winner and Jinsida will be transferred to Jinheng Holdings or its subsidiaries as part of the transactions contemplated by the Acquisition Agreement before the acquisition by Vital Glee.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

19.	Subsequent events (Cont’d)

Disclosure of certain information for the acquisition of Vital Glee and Jinheng BVI in accordance with ASC 805 “Business Combinations” (previously SFAS No.141 (Revised)) has not been included in this condensed consolidated financial statements as the necessary approvals for the transactions have not been obtained and certain financial information required for such disclosure is not yet available at the date of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our present intentions and on our present expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, that could cause actual results or events to differ materially from those we anticipate or project. These statements include, among other things, statements relating to:

•	our expectations regarding the market for our automotive products;

•	our expectations regarding the continued growth of the automotive industry;

•	our plans regarding satisfaction of our payment obligations under the Vital Glee Agreement and our ability to close the Vital Glee Agreement and Applaud Agreement;

•	our beliefs regarding the competitiveness of our automotive products;

•	our expectations regarding the expansion of our manufacturing capacity;

•	our expectations with respect to increased revenue and earnings growth and our ability to increase our production volumes;

•	our future business development, results of operations and financial condition;

•	competition from other manufacturers of automotive electrical products;

•	the loss of any member of our management team;

•	our ability to integrate acquired subsidiaries and operations into existing operations;

•	market conditions affecting our equity capital;

•	our ability to successfully implement our selective acquisition strategy;

•	changes in general economic conditions; and

•	changes in accounting rules or the application of such rules.

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

Certain Terms

Except as otherwise indicated by the context, references in this report to “Company,” “WATG,” “we,” “us” and “our” are references to the combined business of Wonder Auto Technology, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  Unless the context otherwise requires, all references to:

•	“Jinzhou Dongwoo” are references to Jinzhou Dongwoo Precision Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, 50% owned subsidiary of the Company;

•	“Jinzhou Halla” are references to Jinzhou Halla Electrical Equipment Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Wanyou” are references to Jinzhou Wanyou Mechanical Parts Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“SEC” are references to the United States Securities and Exchange Commission;

•	“Securities Act” are references to Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” are references to People’s Republic of China;

•	“RMB” are references to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States.

Overview

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries are primarily engaged in business of designing, developing, manufacturing and selling automotive electric parts, suspension products and engine components. Our products include alternators, starters, engine valves and tappets, and rods and shafts for use in shock absorber systems. We have been producing alternators and starters in China since 1997.  According to the China Association of Automobile Manufacturers, we ranked second and fourth in sales revenue in the Chinese market for automobile alternators and starters in 2009, respectively. Our subsidiary Jinan Worldwide, which we acquired in October 2008, has been producing engine valves and tappets for over 50 years. We believe we are now one of the largest manufacturers of engine valves and tappets in China in terms of sales volume as a result of the acquisition.

Our products are used in a wide range of passenger and commercial automobiles.  We are especially focused on the fast-growing small- to medium-engine passenger vehicle market. We sell our products primarily within China to well-known domestic and international automobile original equipment manufacturers, or OEMs, engine manufacturers and automotive parts suppliers. We are increasingly exporting our products to international markets.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, and (iv) engine valves and tappets.

 We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Dongwoo. Valves and tappets are manufactured by our subsidiary Jinan Worldwide.

Additional information regarding our products can be found at Note 17 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Second Quarter Financial Performance Highlights

We experienced solid revenue growth across all segments in the second quarter. The automobile market in China, especially the market for small engine automobiles, continued to expand in the second quarter of 2010 due, in part, to new PRC consumption tax regulations and other regulations which urge government agencies to use tax breaks and incentives and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on these policies and the overall growth trend in our market segments during the second fiscal quarter of 2010.

The following are some financial highlights for the second quarter of 2010:

•	Sales revenue increased 37.9% year-over-year to approximately $68.5 million;

•	Gross profit rose 40.4% year-over-year to approximately $17.2 million from approximately $12.2 million;

•	Non-GAAP Net income attributable to Wonder Auto increased 54.0% year-over-year to approximately $8.3 million;

•	Non-GAAP earnings per share, or EPS, was approximately $0.24, representing a 22.7% increase from approximately $0.20 compared with second quarter 2009;

•
Sales revenue from PRC increased approximately $17.7 million, or 41.1% year-over-year, to approximately $60.9 million in the second quarter 2010, from approximately $43.2 million in the second quarter 2009;

•
Sales revenue from outside PRC increased approximately $1.1 million, or 16.5% year-over-year, to approximately $7.6 million in the second quarter 2010, from approximately $6.5 million in the second quarter 2009.

Our net income for the periods ended June 30, 2010 and 2009 was $6.6 million and $5.4 million, respectively. Our earnings per share for the periods ended June 30, 2010 and 2009 were both $0.20. Our net income and earnings per share were materially impacted by non-cash share-based employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718. On November 24, 2009, we granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48 per share. As a result, we incurred a non-cash share-based employee compensation of $1.6 million and $3.3 million in the three and six months ended June 30, 2010, respectively. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the non-cash employee compensation on our net income and earnings per share. We caution readers that “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” are non-GAAP measures and do not purport to be alternatives to operating income, net income or earnings per share as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability because non-cash shared-based employee compensation does not require the use of current assets, management does not include it in its analysis of our financial results or how we allocate our resources. It is management’s intent to provide this non-GAAP financial information to enhance understanding of our GAAP financial statements and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. The non-GAAP measure of “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” presented herein may be determined or calculated differently by other companies.

(all amounts in thousands of U.S. dollars)

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Wonder Auto Technology, Inc. common stockholders	6,646	5,376	12,427	10,547
Share-based compensation	1,635	-	3,270	-
Non-GAAP net income attributable to Wonder Auto Technology, Inc. common stockholders	8,281	5,376	15,697	10,547
GAAP EPS	0.20	0.20	0.37	0.39
Non-GAAP EPS	0.24	0.20	0.46	0.39

Recent Development

We recently entered into two separate, but related, equity transfer agreements with Jin Ying Limited (“Jin Ying”) and Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holdings”).  The transactions contemplated by the agreements are interrelated and the consummation of each of transactions contemplated under the agreements is mutually dependent and conditioned upon the other transaction being consummated.

The first agreement is a Conditional Sale and Purchase Agreement dated July 10, 2010 between Jin Ying and our wholly-owned subsidiaries, Wonder Auto Limited and Yearcity Limited (the “Applaud Agreement”).  Pursuant to the Applaud Agreement, Jin Yin has agreed to purchasing from two of our subsidiaries 4,015 ordinary shares (the “Applaud Shares”) of Applaud Group Limited (“Applaud”), which represents a 38.36% equity ownership interest in Applaud for cash consideration of HK$162,000,000 (approximately $20.86 million).  Applaud is a holding company whose sole asset is a 48.58% equity ownership interest in Jinheng Holdings. Jinheng Holdings is listed on the Hong Kong Stock Exchange and a high-tech automotive parts supplier that is primarily engaged in developing, manufacturing and selling components of automotive passive safety restraint systems (airbag and seatbelt), automotive engine electronic injection management systems (EMS), and components of diesel engines.  Wonder Auto Limited and Yearcity Limited acquired the Applaud Shares for a total consideration of HK$115,449,757.80 (approximately US$14.87 million) in January 2010. The consummation of the purchase and sale of the Applaud Shares is conditioned upon the closing of the transactions contemplated by the second agreement, described in the following paragraph.  We expect the closing to occur during the 2010 fiscal year.

The second agreement is a Conditional Disposal Agreement dated July 10, 2010 between our subsidiary Vital Glee Development Limited (“Vital Glee”) and Jinheng Holdings (the “Vital Glee Agreement”).  Pursuant to the Vital Glee Agreement, Vital Glee has agreed to acquire a 100% equity interest in Jinheng (BVI) Ltd. (“Jinheng BVI”) from Jinheng Holdings for cash consideration of HK$1,130 million (approximately $145.21 million).   Jinheng BVI is a holding company which owns (i) a direct 100% equity ownership of Jinheng (Hong Kong) Ltd., a holding company with no active business operations (“Jinheng HK”); (ii) an indirect (through Jinheng HK) 100% equity ownership in Jinzhou Jinheng Automobile Safety System Co., Ltd., a PRC manufacturer of automobile airbags and safety belts; (iii) an indirect (through Jinheng PRC and Jinheng HK) 55.56% equity ownership of Shenyang Jinbei Jinheng Automobile Safety System Co., Ltd., a Chinese manufacturer of automotive airbags and related parts; (iv) a 100% equity ownership in Beijing Jinheng Sega Automotive Spare Parts Limited, a Chinese manufacturer of automobile steering wheels; and (v) a 90% equity ownership of Harbin Hafei Jinheng Automotive Safety System Co., Ltd., a Chinese manufacturer of airbags and other auto parts.  Jinheng BVI owns two other operating subsidiaries which we will not acquire.

The transaction is subject to customary closing conditions, including, among other things, approval by the our board, approval by shareholders of Jinheng Holdings and approval by the Hong Kong Stock Exchange. The Closing of the Vital Glee Agreement is also contingent on the closing on the Applaud Agreement.

Our CEO and Chairman Mr. Qingjie Zhao is the executive director of Jinheng Holdings and our Chief Strategy Officer and director Mr. Qingdong Zeng is a non-executive director of Jinheng Holdings. As such, the transactions contemplated by the Vital Glee Agreement have been identified and acknowledged by our Board of Directors from the outset as related party transactions. On July 9, 2010, the Audit Committee of the Board approved the Vital Glee Agreement and recommended approval of the Vital Glee Agreement to the Board. The Board approved the Vital Glee Agreement and the transactions contemplated thereby on July 9, 2010, with Messrs. Zhao and Zeng abstaining. Please see our current report on Form 8-K filed on July 13, 2010 for more details.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended June 30, 2010 (Unaudited)		3-Month Period Ended June 30, 2009 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$68,459	100%	$49,651	100%
Cost of sales	51,307	74.9%	37,432	75.4%
Gross profit	17,151	25.1%	12,219	24.6%
Operating expenses
Administrative expenses (including non-cash share-based compensation of $1,477,694 for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009)	4,940	7.2%	2,752	5.5%
Research and development costs (including non-cash share-based compensation of $91,782 for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009)	1,539	2.2%	465	0.9%
Selling expenses (including non-cash share-based compensation of $65,419 for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009)	2,046	3.0%	1,519	3.1%
Net finance costs	1,081	1.6%	1,946	3.9%
Total operating expenses	8,525	12.5%	4,735	9.5%
Income before income taxes and non-controlling interests	8,050	11.8%	6,279	12.6%
Income taxes	1,147	1.7%	633	1.3%
Net income attributable to non-controlling interests	257	0.4%	270	0.5%
Net Income attributable to Wonder Auto Technology, Inc. common stockholders	6,646	9.7%	5,376	10.8%

Sales Revenue. Our sales revenue is generated from sales of our alternators and starters, rods and shafts, and engine valves and tappets. We experienced growth in sales revenue across all segments in the second quarter of 2010. Sales revenue increased by approximately $18.8 million, or 37.9%, to approximately $68.5 million for the three months ended June 30, 2010, compared with approximately $49.7 million for the same period last year.  This increase was mainly attributable to the higher sales volume resulting from the increased demand for our products in China.

Sales revenue from China increased by approximately $17.7 million, or 41.1%, to approximately $60.9 million in the second quarter of 2010, as compared to approximately $43.2 million for the same period last year. The increases were mainly attributable to the higher sales volume driven by the increased market demand for our products. Sales revenue outside China increased by approximately $1.1 million, or 16.5%, to approximately $7.6 million in the second quarter of 2010, compared with approximately $6.5 million for the same period last year. This increase was mainly attributable to the recovery of international automobile market. Export sales accounted for approximately 11.1% of our total sales revenue in this quarter.

The following tables show sales revenue by segments and geographic areas for the three months ended June 30, 2010.

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent change
Components of Sales Revenue	2010	2009	2010 v. 2009
Alternator	$22,763	$17,428	30.6%
Starter	21,430	14,994	42.9%
Rod and shaft	7,682	4,690	63.8%
Engine valve and tappet	16,583	12,540	32.2%
Total sales revenue	68,459	49,651	37.9%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2010	2009
PRC	$60,888	$43,153
South Korea	1,847	1,870
Brazil	2,051	1,815
Mexico	514	-
United States	2,901	1,134
Others	258	1,679
Total	68,549	49,651

Sales revenue from alternators and starters was $22.8 million and $21.4 million respectively, in the three months ended June 30, 2010, as compared to $17.4 million and $15.0 million in the same quarter last year, respectively. Sales in China continue to be our major source of sales revenue. Sales revenue from sales of alternators and starters in China increased by approximately $11.8 million or 39.6% to approximately $41.8 million in the three months ended June 30, 2010 from $29.9 million of the same quarter in 2009. The increase mainly resulted from the overall growth in the automobile market in China.

Sales revenue from rods and shafts was $7.7 million in the three months ended June 30, 2010, an increase of $3.0 million from the same period last year. The increase was mainly due to increased domestic sales in China of approximately $2.4 million, or 155.2% increase. Sales of engine valves and tappets were approximately $16.6 million in the second quarter of 2010, up $4.0 million from the same period last year. The increase mainly resulted from the overall growth in the automobile market in China

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased by approximately $13.9 million, or 37.1%, to approximately $51.3 million for the three months ended June 30, 2010 from approximately $37.4 million during the same period in 2009.  This increase was mainly due to the increase of our sales volume. As a percentage of sales revenue, the cost of sales decreased slightly by approximately 0.5% to 74.9 % during the three months ended June 30, 2010 from 75.4 % for the same period of 2009. The slight percentage decrease in the second quarter of 2010 was mainly due to the improved gross margins on sales of our engine valves and tappets products resulting from the increased percentage of sales to the heavy duty engine sector which demands products that are usually sold at a higher per unit profit margin as compared the products used in lighter trucks.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $4.9 million, or 40.4%, to approximately $17.2 million for the three months ended June 30, 2010, compared with approximately $12.2 million for the same period in 2009 as a result of increased sales volume driving by the strong market demand for our products.  Gross margin was 25.1% for the three-month period ended June 30, 2010, as compared to 24.6% of the same period last year.  The slight increase was mainly due to increase sales to the heavy duty engine sector of our higher margin engine valve and tappet products as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $3.8 million, or 80.0%, to approximately $8.5 million for the three months ended June 30, 2010, as compared to approximately $4.7 million for the same period in 2009. As a percentage of sales revenue, our total expenses increased to 12.5% for the three months ended June 30, 2010, compared from 9.5% for the same period last year. The dollar and percentage increase was primarily attributable to the increase of non-cash share-based compensation and research and development expenses as discussed below. On November 24, 2009, we granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48 per share. As a result, we incurred a total non-cash share-based employee compensation of approximately $1.6 million in the three months ended June 30, 2010. As of June 30, 2010, no employee exercised any stock option.

Administrative Expenses. Administrative expenses consist of the costs associated with non-cash, share-based compensation and staff and support personnel who manage our business activities, and professional fees paid to third parties.

Our administrative expenses increased by approximately $2.2 million, or 79.5%, to approximately $4.9 million for the three months ended June 30, 2010, from approximately $2.8 million for the same period last year. This increase was mainly due to a non-cash share-based compensation of approximately $1.5 million, with the remainder being mostly due to the consolidation of the operating results of Friend Birch Limited and its subsidiaries and the increased professional expenses related to our acquisition of 25% equity interest in Jinzhou Wonder Auto Parts Co., Ltd., a Chinese corporation primarily engaged in the manufacturing and sales of iron core for alternators (“Wonder Auto Parts”). As a percentage of sales revenue, administrative expenses increased to 7.2% for the three months ended June 30, 2010, from 5.5% for same period last year. The percentage increase was mainly due to the non-cash share-based compensation incurred in this quarter.

Excluding non-cash share-based compensation, our administrative expenses increased by $709,853, or 25.8%, to approximately $3.5 million for the three months ended June 30, 2010, from approximately $2.8 million for the same period last year. As a percentage of sales revenue, administrative expenses (excluding non-cash share-based compensation) decreased to 5.1% for the three months ended June 30, 2010, from 5.5% for same period last year. The percentage decrease was mainly due to the increase in the sales revenue which outpaced the increase of administrative expenses.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products, expenses of the R&D staff and support personnel, and non-cash share-based compensation.

Our research and development expenses increased by approximately $1.1 million, or 231.2%, to approximately $1.5 million for the three months ended June 30, 2010, from $464,675 for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.2% for three months ended June 30, 2010, from 0.9% for the same period last year. The dollar and percentage increases were mainly due to the increased expenses associated with development of alternative energy vehicle components, and a non-cash share-based compensation of $91,782 incurred in the second quarter of 2010.

Excluding non-cash share-based compensation, our research and development expenses increased by $982,333, or 211.4%, to approximately $1.4 million for the three months ended June 30, 2010, from $464,675 for the same period last year. As a percentage of sales revenue, research and development expenses (excluding non-cash share based compensation of ) increased to 2.1% for three months ended June 30, 2010, from 0.9% for the same period last year. The increase was mainly due to the increased expenses associated with development of alternative energy vehicle components.

Selling Expenses. Selling expenses include non-cash share-based compensation, the cost of salaries and fringe benefits of sales personnel, provision for products warranties, freight costs, warehouse expenses, advertising and promotional materials, sales commissions and other sales related costs.

Our selling expenses increased by approximately $527,874, or 34.8%, to approximately $2.0 million for the three months ended June 30, 2010, from approximately $1.5 million for the same period last year. The increase was mainly due to a non-cash share-based compensation of  $65,419 incurred in the second quarter of 2010, increased provision for product warranties and freight costs resulting from the increased sales volume, as well as the increased salary and costs associated with advertising and promotional activities. As a percentage of sales revenue, selling expenses decreased to 3.0% for three months ended June 30, 2010, from 3.1% for the same period last year. The percentage decrease was mainly due to the increase in the sales revenue which outpaced the increase of selling expenses.

Excluding the non-cash share-based compensation, our selling expenses increased by approximately $462,455, or 30.5%, to approximately $2.0 million for the three months ended June 30, 2010, from approximately $1.5 million for the same period last year. As a percentage of sales revenue, selling expenses (excluding the non-cash share-based compensation) decreased to 2.9% for three months ended June 30, 2010, from 3.1% for the same period last year. The percentage decrease was mainly due to the increase in the sales revenue which outpaced the increase of selling expenses.

Net finance Costs. Net finance costs include interest income, interest expenses, bill discounting charges and net exchange (gain) loss. Our net finance cost decreased by $865,407, or 44.5% to $1.1 million for the three months ended on June 30, 2010 from $1.9 million for the same period last year. The decrease of net finance cost was mainly due to a net exchange gain of $374,146 in the second quarter 2010, as compared to a net exchange loss of $639,090 for the same period last year.

Income before Income Taxes and Non-controlling Interests. Income before income taxes and non-controlling interests increased by approximately $1.8 million or 28.2%, to approximately $8.0 million during the three months ended June 30, 2010 from approximately $6.3 million during the same period in 2009.  Income before income taxes as a percentage of sales revenue decreased to 11.8% during the three months ended June 30, 2010, as compared to 12.6% for the same period last year, mainly as a result of the increased  non-cash share-based compensation and higher research and development expenses as discussed above.

Income taxes. Our income taxes increased by $514,075, or 81.2%, to approximately $1.1 million for the three months ended June 30, 2010 from $633,024 for the same period last year. Our effective income tax rate was approximately 14.3% for the second quarter in 2010, as compared to 10.1% for the same period last year.

Net Income attributable to Non-controlling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to non-controlling interests decreased $13,263, or 4.9% to $256,835 for the second quarter in 2010 from $270,098 for the same period last year, reflecting the net income attributable to non-controlling interests held by third parties in our subsidiaries Jinzhou Dong Woo, Jinzhou Hanhua Electrical System Co., Ltd. and Jinzhou Karham Electrical Equipment Co., Ltd.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $1.3 million, or 23.6%, to approximately $6.6 million during the three months ended June 30, 2010 from approximately $5.4 million during the same period last year, as a result of the factors described above.

Six Months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	6-Month Period Ended June 30, 2010 (Unaudited)		6-Month Period Ended June 30, 2009 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$132,079	100%	$89,627	100%
Cost of sales	99,302	75.2%	67,314	75.1%
Gross profit	32,777	24.8%	22,314	24.9%
Operating expenses
Administrative expenses (including share-based compensation of $2,955,388 for the six months ended June 30, 2010 and $0 for the six months ended June 30, 2009)	10,018	7.6%	5,068	5.7%
Research and development costs (including share-based compensation of $183,564 for the six months ended June 30, 2010 and $0 for the six months ended June 30, 2009)	2,888	2.2%	921	1.0%
Selling expenses (including share-based compensation of $130,838 for the six months ended June 30, 2010 and $0 for the six months ended June 30, 2009)	4,455	3.4%	2,731	3.0%
Total operating expenses	17,361	13.1%	8,720	9.7%
Net finance cost	1,712	1.3%	2,030	2.3%
Income before income taxes and non-controlling interests	15,487	11.7%	12,594	14.1%
Income taxes	2,595	2.0%	1,553	1.7%
Net income attributable to non-controlling interests	465	0.4%	494	0.6%
Net Income attributable to Wonder Auto Technology, Inc. common stockholders	12,463	9.4%	10,547	11.8%

Sales Revenue. Sales revenue increased by approximately $42.5 million, or 47.4%, to approximately $132.1 million for the six months ended June 30, 2010, compared with approximately $89.6 million for the same period last year. This increase was mainly attributable to the increased sales volume driven by the overall growth in the automobile market in China.

Sales revenue from China increased by approximately $36.5 million, or 45.5%, to approximately $116.6 million in the six months ended June 30, 2010, as compared to approximately $80.1 million for the same period last year. This increase was mainly attributable to the increased sales volume driven by the overall growth in the automobile market in China.

Sales revenue from outside China increased by approximately $6.0 million, or 63.0%, to approximately $15.5 million in the six months ended June 30, 2010, compared with approximately $9.5 million for the same period last year. This increase was mainly attributable to the recovery of international automobile market. Export sales accounted for approximately 11.7% of our total sales revenue in this period.

The following tables show sales revenue by segments and geographic areas for the six months ended June 30, 2010.

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent change
Components of Sales Revenue	2010	2009	2010 v. 2009
Alternator	$42,244	$31,809	32.8%
Starter	41,525	28,286	46.8%
Rod and shaft	15,049	9,677	55.5%
Engine valve and tappet	33,262	19,855	67.5%
Total sales revenue	132,079	89,627	47.9%

Revenue by Geographic Areas
(all amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2010	2009
PRC	$116,599	$80,129
South Korea	3,169	2,406
Brazil	4,059	3,364
Mexico	1,270	11
United States	6,509	1,824
Others	474	1,894
Total	132,079	89,627

The respective sales revenue from alternators and starters was $42.2 million and $41.5 million in the six months ended June 30, 2010, as compared to $31.8 million and $28.3 million in the same period last year. Sales in China continue to be our major source of sales revenue. Sales revenue from sales of alternators and starters in China increased by approximately $22.3 million or 39.1% to approximately $79.3 million in the six months ended June 30, 2010 from $57.0 million of the same period in 2009. The increases were mainly attributable to the higher sales volume driven by the increased market demand for our products.

Sales revenue from rods and shafts was $15.0 million in the six months ended June 30, 2010, an increase of $5.4 million from the same period last year. The increase was mainly due to an increased domestic sales in China of approximately $3.0 million, or 66.4% increase. Sales of engine valves and tappets were approximately $33.3 million in the first half of 2010, up $13.4 million from the same period last year. This increase was mainly attributable to the overall growth in the automobile market in China.

Cost of Sale. Our cost of sales increased by approximately $32.0 million, or 47.5%, to approximately $99.3 million for the six months ended June 30, 2010 from approximately $67.3 million during the same period in 2009.  This increase was mainly due to the increase of our sales volume.  As a percentage of sales revenue, the cost of sales remained stable at 75.2% during the six months ended June 30, 2010, as compared to 75.1% for the same period of 2009.

 Gross Profit. Our gross profit increased by approximately $10.5 million, or 46.9%, to approximately $32.8 million for the six months ended June 30, 2010, compared with approximately $22.3 million for the same period in 2009.  Gross margin was 24.8% for the six-month period ended June 30, 2010, as compared to 24.9% of the same period last year.  Gross margin for our engine valves and tappets increased during the first half of 2010 due to the fact that during this period, we sold more engine valves and tappets used in heavy trucks which generally have higher margins than those used in lighter trucks. The increase in gross margin for our engine valves and tappets was offset by a decrease in gross margin of our alternator and starter products in the first half of 2010. During the six months ended June 30, 2010, more of our sales revenue was derived from sales of alternators and starters used in mid-to-small displacement, which generally have a lower per unit profit margin than our alternators and starters made for engines with larger displacement.

Total Operating Expenses. Our total operating expenses increased by approximately $8.6 million, or 99.1%, to approximately $17.4 million for the six months ended June 30, 2010, as compared to approximately $8.7 million for the same period in 2009. As a percentage of sales revenue, our total expenses increased to 13.1% for the six months ended June 30, 2010, compared from 9.7% for the same period last year. The dollar and percentage increase was primarily attributable to the increase in non-cash share-based compensation and research and development expenses as discussed below. We incurred a total non-cash share-based employee compensation of $3.3 million in the six months ended June 30, 2010 in connection with the stock option granted to our officers, directors and employees on November 24, 2009.

Administrative Expense.  Our administrative expenses increased by approximately $5.0 million, or 97.7%, to approximately $10.0 million for the six months ended June 30, 2010, from approximately $5.1 million for the same period last year. The increase was mainly due to a $3.0 million non-cash share-based compensation incurred in the first half of 2010, consolidation of the operating results of Friend Birch Limited and its subsidiary and the increased professional expenses related to our investments in Applaud Group Limited and Wonder Auto Parts. As a percentage of sales revenue, administrative expenses increased to 7.6% for the six months ended June 30, 2010, from 5.7% for same period last year. The increase was mainly due to the increased non-cash share-based compensation expense.

Excluding the $3.0 million non-cash share-based compensation, our administrative expenses increased by approximately $2.0 million, or 39.4%, to approximately $7.1 million for the six months ended June 30, 2010, from approximately $5.1 million for the same period last year. The increase was mainly due to the consolidation of the operating results of Friend Birch Limited and its subsidiary and the increased professional expenses related to our investments in Applaud Group Limited and Wonder Auto Parts. As a percentage of sales revenue, administrative expenses (excluding non-cash share-based compensation) decreased to 5.3% for the six months ended June 30, 2010, from 5.7% for same period last year. The decrease was mainly due to an increase of our sales revenue which outpaced the increase of our administrative expenses.

Research and Development Expense.  Our research and development expenses increased by $2.0 million, or 213.6%, to approximately $2.9 million for the six months ended June 30, 2010, from $920,907 for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.2% for six months ended June 30, 2010, from 1.0% for the same period last year. The dollar and percentage increases were mainly due to a $183,564 non-cash share-base compensation expense incurred in the first half of 2010 and increased expenses associated with development of alternative energy vehicle components.

Excluding the non-cash share-based compensation of $183,564, our research and development expenses increased by $1.8 million, or 193.7%, to approximately $2.7 million for the six months ended June 30, 2010, from $920,907 for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.0% for six months ended June 30, 2010, from 1.0% for the same period last year. The increases were mainly due to the increased expenses associated with development of alternative energy vehicle components.

Selling Expense.  Our selling expenses increased by approximately $1.7 million, or 63.1%, to approximately $4.5 million for the six months ended June 30, 2010, from approximately $2.7 million for the same period last year. As a percentage of sales revenue, selling expenses increased to 3.4% for six months ended June 30, 2010, from 3.0% for the same period last year. The dollar and percentage increase was mainly due to a $130,838 non-cash share-based compensation incurred in the first half of 2010, increased provision for product warranties and freight costs resulting from the increased sales volume, as well as the increased salary and costs associated with advertising and promotional activities.

Excluding the non-cash share-based compensation of $130,838, our selling expenses increased by approximately $1.6 million, or 58.3%, to approximately $4.3 million for the six months ended June 30, 2010, from approximately $2.7 million for the same period last year. As a percentage of sales revenue, selling expenses increased to 3.3% for six months ended June 30, 2010, from 3.0% for the same period last year. The percentage increase resulted from compensation paid to increased sales personnel and costs associated with advertising and promotional activities.

Net finance cost. Our net finance cost decreased by $318,568, or 15.7% to $1.7 million for the six months ended on June 30, 2010 from $2.0 million for the same period last year. The increase of net finance cost was mainly due to a net exchange gain of $862,381 in first half year of 2010, as compared to a net exchange gain of $230,516 for the same period last year.

Income before Income Taxes and Non-controlling Interests. Income before income taxes and non-controlling interests increased by approximately $2.9 million or 23.0%, to approximately $15.5 million during the six months ended June 30, 2010 from approximately $12.6 million during the same period in 2009.  Income before income taxes as a percentage of sales revenue decreased to 11.7% during the six months ended June 30, 2010, as compared to 14.1% for the same period last year mainly due to the increases in the non-cash share-based compensation expense and research and development expenses.

Income taxes. Our income taxes increased by $1.0 million, or 67.1%, to approximately $2.6 million for the six months ended June 30, 2010 from $1.6 million for the same period last year. Our effective income tax rate was approximately 16.8% for the six months ended June 30, 2010, as compared to 12.3% for the same period last year.

Net Income attributable to Non-controlling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to non-controlling interests decreased $28,460, or 5.8% to $465,073 for the first half of 2010 from $493,533 for the same period last year, reflecting the net income attributable to non-controlling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua Electrical System Co., Ltd. and Jinzhou Karham Electrical Equipment Co., Ltd.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $1.9 million, or 17.8%, to approximately $12.4 million during the six months ended June 30, 2010 from approximately $10.5 million during the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $60.6 million and restricted cash of $14.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended
	June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(6,314)	14,387
Net cash (used in) investing activities	$(21,937)	(9,159)
Net cash provided by financing activities	$6,269	18,332
Effect of foreign currency translation on cash and cash equivalents	$184	(1)
Net cash flow	$(21,798)	23,559

Operating Activities:

Net cash used in operating activities was approximately $6.3 million for the six-month period ended June 30, 2010 compared to approximately $14.4 million of net cash provided by operating activities for the same period in 2009. The most significant reason for the change in net cash used in operating activities for the six months ended June 30, 2010 as compared to the same period last year was the net increase of approximately $18.3 million in bills receivables for the first half year of 2010.

Investing Activities:

Our main uses of cash for investing activities during the six months ended June 30, 2010 were for the acquisition of property, plant and equipment, the investments in Applaud and Wonder Auto Parts, and deposit for the acquisition of Vital Glee Development Limited.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $21.9 million as compared to approximately $9.2 million in the same period in 2009. The increase in the net cash used in investing activities was mainly due to our investment of approximately $14.9 million in Applaud.

Financing Activities:

Our financing activities include new bank loans, repayment of bank loans, settlement of bills payable, and pledges of restricted cash for issuing bills payable.

Net cash used in financing activities was approximately $6.3 million for the six months ended June 30, 2010 as compared to $18.3 million of net cash provided by financing activities for same period in 2009. As a result of the proceeds from our public offering closed in November 2009, we have adequate capital and reduced our capital raising activities in the six months ended June 30, 2010.

Our debt-to-equity ratio was 39.3% as of June 30, 2010. We plan to maintain our debt-to-equity ratio below 60%, increase the long-term loans, and decrease the short-term loans. We believe we currently maintain a good business relationship with many banks.

As of June 30, 2010, the amount, maturity date and term of each of our bank loans are as follows.

 (All amounts in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Term
Bank of China*	$2.9	August 16, 2010	1 year
Bank of China*	4.4	November 26, 2010	1 year
Bank of China*†	8.7	June 28, 2014	5 years
Bank of China*	1.5	May 23, 2011	1 year
Bank of China*	2.9	June 6, 2011	1 year
Bank of China*†	5.9	December 29, 2014	5 years
Bank of China*	0.4	July 21, 2011	1 year
China CITIC Bank*	8.9	April 27, 2011	1 year
China construction Bank*	5.9	April 12, 2011	1 year
China construction Bank*	2.7	October 29, 2010	1 year
China construction Bank*	1.5	January 31, 2011	1 year
Huaxia Bank	4.4	March 31, 2011	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	7.5	October 15, 2013	7 years
Bank of Jinzhou*	0.2	August 31, 2010	1 year
Bank of Jinzhou*	0.4	September 23, 2010	1 year
China CITIC Bank*	5.9	June 11, 2011	1 year
Bank of Jinan *	4.4	May 28, 2011	1 year
Huaxia Bank*	2.9	June 28, 2011	1 year
SZD Bank*	3.7	March 17, 2011	1 year
China CITIC Bank*	2.9	October 21, 2010	1 year
Huaxia Bank*	1.5	January 27, 2011	1 year
Jinan Changqing*	1.0	June 10, 2017	6 years
Bank of Jinzhou*	0.4	November 5, 2011	1 year
China CITIC Bank*	3.7	May 11, 2011	1 year
Total	$84.6

*	The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.7889

**	The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB8.7202 and repayment of principal will be made in semi-annual installment.

†	Repayment of principal in annual installment.

We repaid bank loans in the total amount of approximately $33.8 million in the second quarter of 2010. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

Our subsidiary Vital Glee has entered into the Vital Glee Agreement with Jinheng Holdings for the acquisition of Jinheng BVI and its subsidiaries.  We currently expect to finance a portion of the purchase price for the acquisition with loans from commercial banks or other lenders. If the acquisition is consummated at the currently contemplated price, the purchase price for Jinheng BVI will be HK$1,130 million, payable in four installments. We expect to fund the acquisition of Jinheng BVI with:(i) the HK$162 million we expect to receive from the sale of Applaud Shares to Jin Ying if the Applaud Agreement is completed in accordance with its terms; (ii) approximately HK$540 million of proceeds from our public offering of common stock closed in November 2009; and (iii) bank loans from commercial lenders on market terms at prevailing interest rates.

In connection with the acquisition of Vital Glee from Achieve Gain Group Limited as discussed in more details under Item 5, Part II below, we have approximately $6.3 million payment obligation due on or before June 30, 2011. We currently expect to fund such payment obligations with our own capital.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and expected bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of June 30, 2010:

(All amounts in thousands of U.S. dollars)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$23,055	$4,893	$12,601	$4,874	$686
Capital commitment	8,358	8,358
Operating lease obligations
Purchase obligations
Total	$31,413	$13,251	$12,601	$4,874	$686

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2010, would decrease net income before provision for income taxes by approximately $0.8 million for the twelve months ended June 30, 2010.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2010, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On June 24, 2010, our wholly owned subsidiary Friend Birch Limited entered into an equity transfer agreement (“Achieve Gain Agreement”) with Achieve Gain Group Limited, a British Virgin Islands corporation, under which Friend Birch Limited agreed to purchase 100% interest in Vital Glee Development Limited. Vital Glee is an investment holding company and through its subsidiary engaging in automotive shock absorber manufacturing business.

Under the Achieve Gain Agreement, Friend Birch Limited will pay in exchange for Achieve Gain’s 100% equity interest in Vital Glee total cash consideration of $15 million subject to certain price adjustments (the “Purchase Price”) which are based on Vital Glee’s financial performance. The total Purchase Price is scheduled to be paid by Friend Birch Limited in three installments as follows. The first installment payment of $8.7 million was paid in June 2010. The second installment payment of $3.15 million will be paid on or before December 31, 2010. The final installment payment of $3.15 million will be made on or before June 30, 2011. Achieve Gain covenants that Vital Glee will achieve a net profit of $1.6 million between July 1, 2010 and June 30, 2011. The Purchase Price will be reduced proportionally if Vital Glee fails to meet such net profit threshold. The transaction contemplated by the Achieve Gain Agreement was closed on July 1, 2010.

The description of the Achieve Gain Agreement above is a summary only and is qualified in its entirety by the terms of the Achieve Gain Agreement, an English summary of which is attached hereto as exhibit 10.1 and is hereby incorporated by reference.

ITEM 6.  EXHIBITS

EXHIBITS.

10.1*	English summary of the Equity Transfer Agreement, dated June 24, 2010, by and between Friend Birch Limited and Achieve Gain Group Limited

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: August 9, 2010

WONDER AUTO TECHNOLOGY, INC.

By:	/s/ Meirong Yuan
Meirong Yuan Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	English summary of the Equity Transfer Agreement, dated June 24, 2010, by and between Friend Birch Limited and Achieve Gain Group Limited

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.