Form 10-Q
period 2010-09-30
Wonder Auto Technology, Inc
filed 2010-11-09
CIK 1162862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	33,859,994

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Wonder Auto Technology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2010 and 2009
(Stated in US dollars)

Wonder Auto Technology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	5 - 6

Condensed Consolidated Balance Sheets	7 - 8

Condensed Consolidated Statements of Cash Flows	9 - 11

Condensed Consolidated Statement of Equity	12

Notes to Condensed Consolidated Financial Statements	13 - 40

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales revenue	$78,830,081	$58,961,604	$210,909,240	$148,588,838
Cost of sales	58,143,590	45,007,159	157,445,544	112,320,802

Gross profit	20,686,491	13,954,445	53,463,696	36,268,036

Other operating income	310,470	-	310,470	-

Operating expenses
Administrative expenses (including share-based compensation of $1,477,694 and $4,433,082 for the three and nine months ended September 30, 2010, respectively, $Nil for the three and nine months ended September 30, 2009)	5,725,170	2,594,285	15,743,569	7,662,331
Research and development expenses (including share-based compensation of $91,782 and $275,346 for the three and nine months ended September 30, 2010 respectively, $Nil for the three and nine months ended September 30, 2009)	1,871,228	487,572	4,759,547	1,408,479
Selling expenses (including share-based compensation of $65,419 and $196,257 for the three and nine months ended September 30, 2010 respectively, $Nil for the three and nine months ended September 30, 2009)	2,786,725	2,080,438	7,241,364	4,811,601

	10,383,123	5,162,295	27,744,480	13,882,411

Income from operations	10,613,838	8,792,150	26,029,686	22,385,625
Other income	238,750	149,146	818,859	827,043
Government grants	337,484	397,277	758,175	749,815
Gain on disposal of a non-consolidated affiliate - Note 3(a)	5,264,070	-	5,264,070	-
Equity in net income of non-consolidated affiliates	(26,264)	-	755,697	-
Net finance costs - Note 5	(2,797,927)	(1,481,640)	(4,509,445)	(3,511,726)

Income before income taxes and noncontrolling interests	13,629,951	7,856,933	29,117,042	20,450,757
Income taxes - Note 6	(1,169,689)	(939,622)	(3,764,878)	(2,492,651)

Net income before noncontrolling interests	12,460,262	6,917,311	25,352,164	17,958,106

Net income attributable to noncontrolling interests	(519,736)	(410,290)	(984,809)	(903,823)

Net income attributable to Wonder Auto Technology, Inc. common stockholders	$11,940,526	$6,507,021	$24,367,355	$17,054,283

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income before noncontrolling interests	$12,460,262	$6,917,311	$25,352,164	$17,958,106
Other comprehensive income
Foreign currency translation adjustments	3,308,856	167,348	3,956,918	112,056

Comprehensive income	15,769,118	7,084,659	29,309,082	18,070,162
Comprehensive income attributable to noncontrolling interests	(524,551)	(421,159)	(1,020,239)	(904,590)

Comprehensive income attributable to Wonder Auto Technology, Inc. common stockholders	$15,244,567	$6,663,500	$28,288,843	$17,165,572

Earnings per share attributable to Wonder Auto Technology, Inc. common stockholders :- basic and diluted - Note 7	$0.35	$0.24	$0.72	$0.63

Weighted average number of shares outstanding :-
basic and diluted	33,859,994	26,959,994	33,859,994	26,959,994

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$60,584,677	$82,414,287
Restricted cash	61,397,716	15,753,748
Trade receivables, net	99,576,892	49,522,583
Bills receivable	29,407,254	21,965,065
Other receivables, prepayments and deposits	26,849,488	14,826,460
Inventories - Note 8	82,597,331	51,119,562
Amounts due from related companies - Note 9	10,705,234	-
Deferred taxes	1,359,564	1,186,410

Total current assets	372,478,156	236,788,115
Restricted cash	586,800	-
Intangible assets, net - Note 10	169,498,636	32,907,720
Property, plant and equipment, net - Note 11	115,524,991	73,770,329
Land use rights	16,055,135	10,618,853
Deposits for acquisition of property, plant and equipment	6,267,490	7,435,563
Investment in a non-consolidated affiliate	482,044	-
Deferred taxes	-	731,575

TOTAL ASSETS	$680,893,252	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$75,676,958	$34,126,534
Bills payable	80,533,510	29,388,653
Other payables and accrued expenses	19,928,937	14,886,909
Provision for warranty - Note 12	2,963,394	2,272,322
Income tax payable	1,698,611	892,340
Secured borrowings - Note 13	118,407,527	57,082,779
Payable to Jinheng Holdings - Note 14	109,455,856	-
Payable to Achieve Gain - Note 14	6,328,380	-
Early retirement benefits cost	364,319	353,584

Total current liabilities	415,357,492	139,003,121
Secured borrowings - Note 13	20,879,357	20,908,721
Deferred revenue - government grants	3,046,527	3,315,762
Early retirement benefits cost	317,543	550,397
Deferred tax	1,960,309	-

TOTAL LIABILITIES	441,561,228	163,778,001

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001 per share; authorized 10,000,000 shares in 2010 and 2009; none issued and outstanding	-	-
Common stock: par value $0.0001 per share authorized 90,000,000 shares in 2010 and 2009; issued and outstanding 33,859,994 shares in 2010 and 2009	3,386	3,386
Additional paid-in capital	142,447,387	137,542,702
Statutory and other reserves	10,186,701	10,186,701
Accumulated other comprehensive income	13,568,539	9,647,051
Retained earnings	59,637,951	35,270,596

TOTAL WONDER AUTO TECHNOLOGY, INC. STOCKHOLDERS’ EQUITY	225,843,964	192,650,436

NONCONTROLLING INTERESTS	13,488,060	5,823,718

TOTAL EQUITY	239,332,024	198,474,154

TOTAL LIABILITIES AND EQUITY	$680,893,252	$362,252,155

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income before noncontrolling interests	$25,352,164	$17,958,106
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities :
Depreciation	5,548,149	4,239,790
Amortization of intangible assets and land use rights	1,255,735	297,888
Share-based compensation - Note 15	4,904,685	-
Deferred taxes	(220,804)	111,617
Loss on disposal of property, plant and equipment	150,342	59,490
Gain on disposal of investment in a non-consolidated affiliate	(5,264,070)	-
(Recovery) provision for doubtful debts	(145,514)	303,738
Provision for obsolete inventories	318,509	26,149
Exchange gain on translation of monetary assets and liabilities	351,488	387,701
Equity in net income of non-consolidated affiliates	(755,697)	-
Deferred revenue amortized	(331,228)	(193,408)

Changes in operating assets and liabilities :-
Trade receivables	(12,041,879)	(4,366,425)
Bills receivable	(5,570,898)	(11,649,801)
Other receivables, prepayments and deposits	(8,546,131)	1,694,880
Inventories	(3,604,756)	(2,926,673)
Amounts due from related companies	1,774,567	-
Trade payables	(1,164,201)	9,010,565
Other payables and accrued expenses	2,187,827	(4,604,814)
Early retirement benefits costs	(236,423)	(325,977)
Provision for warranty	632,762	203,981
Income tax payable	807,815	886,176

Net cash flows provided by operating activities	$5,402,442	$11,112,983

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Nine months ended September 30,
	2010	2009
Cash flows from investing activities
Payments to acquire intangible assets	$(7,838)	$(146,600)
Payments to acquire and for deposits for acquisition of property, plant and equipment and land use right	(14,656,971)	(6,463,215)
Proceeds from sales of property, plant and equipment	-	29,125
Proceeds from sales of Money Victory Limited	-	5,950,000
Net cash paid to acquire Applaud - Note 3(a)	(14,862,577)	-
Net cash inflow from disposal of Applaud - Note 3(a)	20,849,393	-
Net cash paid to acquire Jinheng BVI - Note 3(a)	(40,944,167)	-
Net cash inflow from disposal of Jinzhou Jiade - Note 3(b)	2,866,442	-
Net cash paid to acquire Wonder Auto Parts - Note 3(c)	(376,285)	-
Net cash paid to acquire of Vital Glee - Note 3(d)	(7,996,011)	-
Capital contribution to Wonder Auto Parts	(64,337)
Settlement of advance to Winning	8,013,693	-
Net cash paid to acquire Yearcity	-	(9,936,057)
Net cash paid to acquire Jinzhou Wanyou	-	(1,705,437)

Net cash flows used in investing activities	(47,178,658)	(12,272,184)

Cash flows from financing activities
Government grants received	-	769,006
Increase (decrease) in bills payable	42,282,319	(1,381,350)
(Increase) decrease in restricted cash	(41,812,861)	2,888,474
Proceeds from secured borrowings	88,142,550	64,274,001
Repayment of secured borrowings	(69,554,771)	(52,193,550)

Net cash flows provided by financing activities	19,057,237	14,356,581

Effect of foreign currency translation on cash and cash equivalents	889,369	63,215

Net (decrease) increase in cash and cash equivalents	(21,829,610)	13,260,595

Cash and cash equivalents - beginning of period	82,414,287	8,159,156

Cash and cash equivalents - end of period	$60,584,677	$21,419,751

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2010	2009

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$3,851,198	$3,382,425
Income taxes	$2,955,401	$1,489,450

Cash investing activities :
Acquisitions (Note 3)
Fair value of assets acquired	$167,695,922	$-
Fair value of liabilities assumed	$101,845,650	$-

Non-cash investing and financing activities :
Acquisition of Yearcity by offsetting with receivable from disposal of an non-consolidated affiliate	$-	$5,950,000
Settlement of amount due to Hony Capital II, L.P. (“Hony Capital”) by offsetting with amount due from Hony Capital	$-	$7,626,804

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)
(Stated in US Dollars)

	Wonder Auto Technology, Inc. stockholders
					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interests	Total
Balance, December 31, 2009	33,859,994	$3,386	$137,542,702	$10,186,701	$9,647,051	$35,270,596	$5,823,718	$198,474,154
Noncontrolling interests arising from acquisition of Jinheng BVI	-	-	-	-	-	-	4,174,053	4,174,053
Noncontrolling interests arising from Jinzhou Huayi	-	-	-	-	-	-	2,470,050	2,470,050
Net income	-	-	-	-	-	24,367,355	984,809	25,352,164
Foreign currency translation adjustment	-	-	-	-	3,921,488	-	35,430	3,956,918
Share-based compensation - Note 15	-	-	4,904,685	-	-	-	-	4,904,685

Balance, September 30, 2010	33,859,994	$3,386	$142,447,387	$10,186,701	$13,568,539	$59,637,951	$13,488,060	$239,332,024

See the accompanying notes to condensed consolidated financial statements

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Wonder Auto Technology, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and nine-months periods have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.	Corporate information and description of business

The Company was incorporated in the State of Nevada on June 8, 2000. The Company’s shares are listed for trading on the Nasdaq Global Market in the United States.

The Company is principally engaged in the design, development, manufacture and marketing of automotive electrical parts, specifically starters and alternators, manufacturing of engine valves and tappets and automotive safety products for motor vehicles, mainly in the People’s Republic of China (the “PRC”). The major target markets of the Company’s products are the PRC, South Korea and Brazil.

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Corporate information and description of business (Cont’d)

As of September 30, 2010, the Company has twenty-two subsidiaries :-

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest		Common stock/ registered capital	Principal activities

Wonder Auto Limited (“Wonder”)	British Virgin Islands (“BVI”) / April 16, 2004	100%		Ordinary shares: Authorized: 50,000 shares of $1 each, Paid up: 245 shares of $1 each	Investment holding

Jinzhou Halla Electrical Equipment Co., Ltd. (“Jinzhou Halla”)	The PRC / March 21, 1996	100%		Registered capital of $31,900,000 and fully paid up	Manufacturing and selling of starters and alternators

Jinzhou Dongwoo Precision Co., Ltd. (“Jinzhou Dongwoo”)	The PRC / April 23, 2003	50	% *	Registered capital of $2,800,000 and fully paid up	Manufacturing and selling of accessories of alternators

Jinzhou Wanyou Mechanical Parts Co., Ltd. (“Jinzhou Wanyou”)	The PRC / September 21, 2006	100%		Registered capital $54,950,000 and fully paid up	Manufacturing and selling of rods and shafts

Jinzhou Wonder Motor Co., Ltd. (“Wonder Motor”)	The PRC / September 24, 2007	100%		Registered capital of $3,500,000 and fully paid up	Development stage company

Jinzhou Wonder Auto Electrical Equipment Co., Ltd. (“Jinzhou Wonder”)	The PRC / September 24, 2007	100%		Registered capital of $5,500,000 and fully paid up	Manufacturing and selling of accessories of starters and alternators

Jinzhou Hanhua Electrical System Co., Ltd. (“Jinzhou Hanhua”)	The PRC / April 23, 2003	50	% *	Registered capital of $2,369,000 and fully paid up	Manufacturing and selling of accessories of starters

Jinzhou Karham Electrical Equipment Co., Ltd. (Jinzhou Karham”)	The PRC / May 20, 2006	65%		Registered capital of $950,000 and fully paid up	Manufacturing and selling of accessories of starters

Fuxin Huirui Mechanical Co., Ltd. (“Fuxin Huirui”)	The PRC / September 24, 2007	100%		Registered capital of $3,000,000 and fully paid up	Manufacturing and selling of accessories of alternators

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Corporate information and description of business (Cont’d)

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Yearcity Limited (“Yearcity”)	BVI / March 10, 2005	100%	Authorized: 50,000 shares of $1 each, Paid up: 100 shares of $1 each	Investment holding

Jinan Worldwide Auto Accessories Co., Ltd. (“Jinan Worldwide”)	The PRC / February 1956	100%	Registered capital of $20,700,000 and fully paid up	Manufacturing and selling of valves and tappets

Friend Birch Limited (“Friend Birch”)	Hong Kong / November 9, 2005	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Jinzhou Lida Auto Parts Co., Ltd. (“Jinzhou Lida”)	The PRC / October 23, 2008	100%	Registered capital of $1,000,000 and fully paid up	Manufacturing and selling of accessories of rods and shafts

Vital Glee Development Limited (“Vital Glee”)	BVI / November 30, 2009	100%	Registered capital of $50,000 and fully paid up	Investment holding

Jinzhou Lide Shock Absorber Co., Ltd. (“Jinzhou Lide”)	The PRC / April 26, 2010	100%	Registered capital of $1,200,000 and fully paid up	Manufacturing and selling of automotive shock absorber manufacturing business

Jinzhou Huayi Spinning Technology Co., Ltd. (“Jinzhou Huayi”)	The PRC / August 25, 2010	45%*	Registered capital of RMB30,000,000 and fully paid up	Manufacturing and selling of accessories of alternators

Jinheng (BVI) Limited (“Jinzhou BVI”)	BVI / October 14, 2003	100%	Ordinary shares: Authorized :100,000 shares of HK$0.01 each Paid up: 10,309 shares of $0.01 each	Investment holding

Jinheng (Hong Kong) Ltd. (“Jinheng HK”)	Hong Kong / March 28, 2003	100%	Ordinary shares: Authorized: 1,000 shares of HK$1 each Paid up: 70 shares of HK$1 each	Investment holding

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Corporate information and description of business (Cont’d)

Jinzhou Jinheng Automotive Safety System Co., Ltd. (“Jinheng Automotive”)	The PRC / January 3, 1997	100%	Registered capital of HK$185,000,000 and fully paid up	Manufacture and sales of automotive safety products

Shenyang Jinbei Jinheng Automotive Safety System Co., Ltd. (“Shenyang Jinbei”)	The PRC / November 23, 2003	55.56%	Registered capital of RMB27,000,000 and fully paid up	Manufacture and sales of automotive safety products

Beijing Jinheng Sega Automotive Spare Parts Ltd. (“Beijing Sega”)	The PRC / October 14, 2005	100%	Registered capital RMB20,000,000 and fully paid up	Manufacture and sales of automotive safety products

Harbin Hafei Jinheng Automotive Safety System Co., Ltd. (“Hafei Jinheng”)	The PRC / December 3, 2003	90%	Registered capital of RMB13,000,000 and fully paid up	Manufacture and sales of automotive safety products

*
The Company obtained the control over those subsidiaries by appointing more than half of the members in the board of directors in accordance with those subsidiaries’ Memorandum and Articles of Association of which a valid board action only requires the approval of more than half of board members.

3.	Acquisitions and dispositions

(a)	Acquisition and disposition of Applaud and acquisition of Jinheng BVI

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

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(a)	Acquisition and disposition of Applaud and acquisition of Jinheng BVI (Cont’d)

On July 10, 2010, Wonder and Yearcity entered into a conditional sale and purchase agreement (the “Disposal Agreement”) with Jin Ying Limited (“Jin Ying”), a company incorporated in BVI, pursuant to which Wonder and Yearcity agreed to dispose 38.36% total equity interest in Applaud at a total consideration of HK$162 million (equivalent to approximately $20.85 million).  The completion of the Disposal Agreement is conditioned upon the completion of a conditional acquisition agreement entered into between Vital Glee and Jinheng Holdings on July 10, 2010 (the “Acquisition Agreement”) pursuant to which Vital Glee agreed to acquire Jinheng Holdings’s 100% equity interest in Jinheng BVI, at a cash consideration of HK$1,130 million (approximately $145.43 million). The consideration is scheduled to be paid by Vital Glee in four installments. The Company obtained control over Jinheng BVI on September 10, 2010 by appointing the sole director to Jinheng BVI. Jinheng BVI is an investment holding company and through its subsidiaries engages in manufacture and sales of automotive safety products.

In accordance with the Acquisition Agreement, both parties agreed that Jinheng BVI’s equity interests in Shanxi Winner Auto-Parts Limited (“Shanxi Winner”) and Shenyang Jinheng Jinsida Automobile Electronic Co., Ltd. (“Jinsida”) was transferred to Jinheng Holdings or its subsidiaries and all the non-trade current accounts with Jinheng Holdings or its subsidiaries were written off as part of the transactions contemplated by the Acquisition Agreement before the acquisition by Vital Glee.

Since Mr. Zhao, a director and a shareholder of the Company, is the director and shareholder of Jinheng Holdings, the acquisition of 100% equity interest in Jinheng BVI from Jinheng Holdings constituted as a related party transaction.

The management considers the disposal of Applaud and acquisition of Jinheng BVI as business combination achieved in stages. According to ASC 805-10-25-10, the Company should remeasure its previously held equity interest in Applaud at its acquisition date fair value and recognized the resulting gain in the statements of income and comprehensive income. Accordingly, the fair value of the Company’s interest in Applaud amounting to $20.85 million, representing 19.42% effective interest in Jinhneg Holdings, was determined with reference to the market capitalization of Jinheng Holdings at the date of acquisition. Upon the completion of the disposal in September 2010, the Company recorded a gain on disposal of a non-consolidated affiliate of $5,264,070 in the condensed consolidated statements of income and comprehensive income.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(a)	Acquisition and disposition of Applaud and acquisition of Jinheng BVI (Cont’d)

Condensed financial data of Applaud up to the date of disposal is as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Summary of Operations:-
Revenues	$24,845,691	$-	$102,704,666	$-
Gross profit	3,136,291	-	20,009,885	-
Income from operations	76,814	-	6,352,567	-
Net (loss) income	$(96,468)	$-	$1,884,199	$-

Net (loss) income attributable to the Company	$(37,004)	$-	$722,753	$-

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to each of Jinheng BVI’s major classes of assets acquired and liabilities assumed at the date of acquisition :-

September 10,
2010

Current assets	$56,186,018
Property, plant and equipment, net	34,027,386
Inventories	27,155,484
Land use rights	5,917,440
Intangible asset - Trademark	19,235,942
Intangible asset - Patented technical know-how	11,077,828
Other intangible assets	2,914,025
Goodwill	89,974,694
Current liabilities	(85,801,178)
Dividend payable to Jinheng Holdings	(7,458,800)
Long-term debts	(1,967,580)
Deferred income taxes	(1,661,674)
Noncontrolling interests	(4,174,053)

Net assets acquired	$145,425,532

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(a)	Acquisition and disposition of Applaud and acquisition of Jinheng BVI (Cont’d)

Satisfied by:-

Cash payment	$44,612,275
Outstanding amount	100,813,257

$145,425,532

Analysis of net outflow of cash and cash equivalents in respect of acquisition of a subsidiary :	$44,612,275
Cash payment
Cash and cash equivalents acquired	(3,668,108)

Net cash outflow	$40,944,167

The trademark is deemed to have an infinite life and is not being amortized.  The patented technical know-how is amortized on a straight-line basis over its estimated useful life of 10 years from the date of acquisition.

As of September 30, 2010, the condensed consolidated balance sheets include goodwill identified upon the acquisition of 100% equity interest in Jinheng BVI amounting to $90 million which represents the excess of the initial purchase price of $145.4 million over the attributable share of fair value of acquired identifiable net assets of Jinheng BVI of $55.4 million at the time of acquisition on September 10, 2010. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company acquired Jinheng BVI to enter the new automotive spare parts market and enjoy the growth opportunity of this business segment in future.

Based on an independent third-party appraisal, there were no other significant identifiable intangible assets (such as favorable or unfavorable lease arrangements) noted.  The excess of purchase price over the fair value of net tangible and intangible assets acquired, representing consideration paid for intangible assets which do not meet either the separability criterion or the contractual-legal criterion in accordance with ASC 805, was recorded as goodwill.

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Jinheng BVI for nine months ended September 30, 2010, as if the acquisition had occurred as of the beginning of fiscal year 2009:

	(Pro Forma)
	Nine months ended September 30
	2010	2009

Revenue	$310,309,097	$226,061,942
Net income attributable to Wonder Auto Technology, Inc. common stockholders	$26,114,507	$28,242,708
Earnings per share: basic and diluted	$0.77	$1.05

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(a)	Acquisition and disposition of Applaud and acquisition of Jinheng BVI (Cont’d)

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations had the Company owned and operated this business as of the beginning of the period presented.

(b)	Disposition of Jinzhou Jiade

On March 1, 2010, the Company disposed of its 100% equity interest in Jinzhou Jiade Machinery Co., Ltd. (“Jinzhou Jiade”) to two independent third parties at a total cash consideration of $2,980,959 which was settled in June, 2010. The following table summarizes the net assets of Jinzhou Jiade disposed of during the nine months ended September 30, 2010 :-

Net assets disposed of :-	Unaudited

Property, plant and equipment, net	$1,709,036
Land use right	472,200
Current assets	1,693,493
Current liabilities	(1,881,860)
Goodwill	988,090

2,980,959
Gain on disposal of interest in a subsidiary	-

Total consideration, satisfied by cash	$2,980,959

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary :
Cash consideration	$2,980,959
Cash and cash equivalents disposed of	(114,517)

Net cash inflow	$2,866,442

(c)	Acquisition of Wonder Auto Parts

On March 28, 2010, Jinzhou Halla entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Jinzhou Economic and Technological Development Zone Bohai Iron Core Centre, a company incorporated in PRC for acquisition of its 25% equity interest in Jinzhou Wonder Auto Parts Co., Ltd (“Wonder Auto Parts”) at a consideration of RMB2,565,000 (equivalent to approximately $0.38 million). The consideration was settled in June, 2010.  Wonder Auto Parts is engaged in manufacturing and selling iron core for alternators.

Investments in entities over which the Company does not have control, but has significant influence, are accounted for using the equity method of accounting.  The Company’s investment in Wonder Auto Parts is reported in the condensed consolidated balance sheets as investment in a non-consolidated affiliate.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(c)           Acquisition of Wonder Auto Parts (Cont’d)

Condensed financial data of Wonder Auto Parts is as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Summary of Operations:-
Revenues	$1,017,399	$-	$1,961,993	$-
Gross profit	175,779	-	368,918	-
Income from operations	53,825	-	129,532	-
Net income	$42,960	$-	$131,775	$-

Net income attributable to the Company	$10,740	$-	$32,944	$-

(d)	Acquisition of Vital Glee

On June 24, 2010, Friend Birch entered into a purchase agreement with Achieve Gain Group Limited (“Achieve Gain”), a company incorporated in BVI, pursuant to which Friend Birch agreed to acquire 100% equity interest in Vital Glee, for a total consideration of $15 million of which $8.7 million was settled in June 2010. The remaining consideration will be divided into 2 equal installments and will be settled by December 31, 2010 and June 30, 2011 respectively. The Company obtained control over Vital Glee on July 1, 2010 by appointing the sole director to Vital Glee. Vital Glee is an investment holding company and through its subsidiary, Jinzhou Lide engaged in automotive shock absorber manufacturing business.

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to each of Vital Glee’s major classes of assets acquired and liabilities assumed at the date of acquisition :-

July 1,
2010

Current assets	$613,756
Property, plant and equipment, net	480,890
Intangible asset - Trademark	6,457,707
Intangible asset - Customer contracts	1,909,036
Intangible asset - Technical know-how	1,220,425
Goodwill	5,100,551
Deferred income taxes	(782,365)

Net assets acquired	$15,000,000

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

3.	Acquisitions and dispositions (Cont’d)

(d)	Acquisition of Vital Glee (Cont’d)

Satisfied by:-

Cash payment	$8,700,000
Outstanding amount	6,300,000

$15,000,000

Analysis of net outflow of cash and cash equivalents in respect of acquisition of a subsidiary :
Cash payment	$8,700,000
Cash and cash equivalents acquired	(703,989)

Net cash outflow	$7,996,011

The trademark is deemed to have an infinite life and not being amortized.  The customer contracts and technical know-how are amortized on a straight-line basis over their estimated useful lives of 10 years from the date of acquisition.

As of September 30, 2010, the condensed consolidated balance sheets include goodwill identified upon the acquisition of 100% equity interest in Vital Glee amounting to $5.1 million which represents the excess of the initial purchase price of $15.0 million over the attributable share of fair value of acquired identifiable net assets of Vital Glee of $9.9 million at the time of acquisition on June 30, 2010. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company acquired Vital Glee to obtain the production know-how related to shock absorbers and the trademark of WATG.

Based on an independent third-party appraisal, there were no other significant identifiable intangible assets (such as favorable or unfavorable lease arrangements) noted.  The excess of purchase price over the fair value of net tangible and intangible assets acquired, representing consideration paid for intangible assets which do not meet either the separability criterion or the contractual-legal criterion in accordance with ASC 805, was recorded as goodwill.

No unaudited pro forma financial information was presented as Vital Glee and its subsidiaries did not have any operations before acquisition by the Company.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Customer Contracts

Customer contracts are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their estimated useful lives of 1 to 10 years from the date of acquisition.

Know-how

Know-how with infinite useful life is determined to have an indefinite useful life pursuant to the purchase contracts.  It is not subject to amortization until its useful life is determined to be no longer indefinite.

Know-how with infinite useful life is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Know-how with finite useful life is stated at cost less accumulated amortization.  Amortization is provided on a straight-line basis over their estimated useful lives of 5-10 years.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade and bills receivables.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash for issuing bills were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the bill’s amount as collateral.  These bills receivable can be sold to any third party at a discount before maturity.  The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Harbin Dongan Automotive Engine Manufacturing Company Limited	$2,944,342	$6,252,524	$15,331,153	$15,863,696
Beijing Hyundai Motor Company	4,386,480	9,313,686	13,270,843	23,416,316

	$7,330,822	$15,566,210	$28,601,996	$39,280,012

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144).  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or because the applicable interest rates approximate the current market rates :-

	As of September 30, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$139,286,884	$139,608,235	$77,991,500	$79,500,520

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

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements.  ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities.  With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009.  The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements is currently not yet in a position to determine such effects.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU has no material impact on the Company’s financial statements.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

5.	Net finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Interest income	$(300,775)	$(178,901)	$(495,451)	$(669,569)
Interest expenses	1,387,940	1,052,799	3,934,307	3,260,773
Bills discounting charges	960,201	39,951	1,067,246	358,779
Bank charges	55,106	135,080	139,556	316,170
Net exchange loss (gain)	681,670	413,808	(180,711)	183,292
Finance charges from early retirement benefits cost	13,785	18,903	44,498	62,281

	$2,797,927	$1,481,640	$4,509,445	$3,511,726

6.	Income taxes

United States

Wonder Auto Technology, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Wonder, Yearcity, Vital Glee and Jinheng BVI were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Hong Kong

Jinheng HK and Friend Birch are incorporated in Hong Kong and subject to profit tax rate of 16.5% on the assessable profits during the reporting period.

PRC

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

PRC (cont’d)

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates : -

		Period ended September 30,
	Notes:-	2010	2009

Jinzhou Halla and Jinheng Automotive	(a)	15%	15%

Jinzhou Wanyou	(b)	12.5%	12.5%

Jinzhou Karham	(b)	12.5%	0%

Fuxin Huirui	(b)	12.5%	0%

Jinan Worldwide	(b)	12.5%	12.5%

Shenyang Jinbei	(b)	12%	10%

Jinzhou Dongwoo, Wonder Motor, Jinzhou Wonder, Jinzhou Hanhua, Jinzhou Lida, Jinzhou Lide, Jinzhou Huayi, Beijing Sega and Hafei Jinheng		25%	25%

Notes :-

(a)	Jinzhou Halla and Jinheng Automotive are an “encouraged hi-tech enterprise” and entitle to reduce the tax rate to 15% from 2009 to 2011.

(b)
Entities entitled to a tax holiday in which they are fully exempted from the PRC income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Jinzhou Karham and Fuxin Huirui are in the third year of tax holidays. Shenyang Jinbei is in the fourth year of tax holidays.  Jinzhou Wanyou and Jinan Worldwide are in the fourth year and fifth year of their tax holidays, respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

7.	Earnings per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

8.	Inventories
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$23,095,886	$11,018,873
Work-in-progress	9,019,985	5,123,749
Finished goods	52,151,427	36,282,415

	84,267,298	52,425,037
Provision for obsolete inventories	(1,669,967)	(1,305,475)

Net	$82,597,331	$51,119,562

9.	Amounts due from related companies
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Shenyang Brilliance Jinbei Automotive Co., Ltd. (“Brilliance Jinbei”) - Note 9(a)	$9,645,732	-
Shenyang Jinbei Johnson Controls Automotive Interiors Co., Ltd. (“Jinbei Johnson”) - Note 9(a)	374,519	-
Shenyang Jinbei Vehicle Manufacturing Co., Ltd (“Jinbei Vehicle”) - Note 9(a)	71,417	-
Hafei Motor Co., Ltd. (“Hafei Motor”) - Note 9(b)	613,566	-

	$10,705,234	$-

Notes :-

(a)	Brilliance Jinbei, Jinbei Johnson and Jinbei Vehicle are the subsidiaries of Shenyang Jinbei Automotive Company Limited (“Jinbei Automotive”), which is the minority stockholder of Shenyang Jinbei.

(b)	Hafei Motor is the minority stockholder of Hafei Jinheng.

(c)	All the amounts due from related companies are trade-related, interest free, unsecured and expected to be recovered within one year.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

10.	Intangible assets
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs :-
Goodwill	$118,300,691	$24,188,350
Customer contracts	1,958,089	49,053
Know-how with infinite useful life	1,873,887	1,683,645
Know-how with finite useful life	23,149,322	7,073,874
Trademarks and patents	25,791,983	417,905

	171,073,972	33,412,827
Accumulated amortization	(1,575,336)	(505,107)

Net	$169,498,636	$32,907,720

11.           Property, plant and equipment
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs :-
Buildings	$47,217,516	$34,951,440
Plant and machinery	65,552,599	45,801,702
Furniture, fixtures and equipment	6,881,745	1,211,966
Tools and equipment	7,302,079	5,898,090
Leasehold improvements	1,236,872	1,058,371
Motor vehicles	2,380,950	1,937,461

	130,571,761	90,859,030
Accumulated depreciation	(23,792,201)	(19,505,275)
Construction in progress	8,745,431	2,416,574

Net	$115,524,991	$73,770,329

(i)	Pledged property, plant and equipment

As of September 30, 2010, certain property, plant and equipment with aggregate net book value of $24,127,164 were pledged to bank to secure general banking facilities (note 13(a)).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditures for construction of the Company’s new offices and factories.

12.	Provision for warranty
(Unaudited)

Balance as of January 1, 2010	$2,272,322
Claims paid for the period	(1,387,353)
Additional provision for the period	2,020,115
Translation adjustments	58,310

Balance as of September 30, 2010	$2,963,394

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

13.	Secured borrowings
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Short-term borrowings
Short-term loans - Note 13(i)	$112,156,900	$53,164,080
Long-term loans - current portion	6,250,627	3,918,699

	118,407,527	57,082,779

Long-term borrowings - Note 13(ii)
Interest bearing:-
- at 3.50% per annum	2,990,480	-
- at 5.35% per annum	1,047,900	1,026,900
- at 5.47% per annum	14,820,300	13,496,400
- at 6.95% per annum	8,271,304	10,304,120

	27,129,984	24,827,420
Less: current maturities	(6,250,627)	(3,918,699)

	20,879,357	20,908,721

	$139,286,884	$77,991,500

Notes :-

(i)	The weighted-average interest rate for short-term loans as of September 30, 2010 and December 31, 2009, were 4.40% and 5.28%, respectively.

(ii)	Long term borrowings are repayable as follows :-

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$6,250,627	$3,918,699
After one year but within two years	8,111,477	7,109,424
After two years but within three years	6,730,004	7,109,424
After three years but within four years	4,313,835	3,499,148
After four years but within five years	1,026,438	2,163,825
After five years	697,603	1,026,900

	$27,129,984	$24,827,420

As of September 30, 2010, the Company’s had total bank lines of credit and borrowings there under as follows :-

Facilities granted	Granted	Amount utilized	Unused

Secured borrowings	$168,684,884	$139,286,884	$29,398,000

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

13.	Secured borrowings (Cont’d)

The above secured borrowings were secured by the following :-

(a)	Property, plant and equipment with carrying value of $24,127,164 (note 11);

(b)	Land use rights with carrying value of $5,170,901;

(c)	Restricted cash amount of $27,619,650;

(d)	Guarantees executed by third parties;

(e)	Guarantees executed by Jinheng Holdings;

(f)	Guarantees executed by Yuncong Ma, the Company’s director; and

(g)	Guarantees executed by a related company of which Mr. Qingjie Zhao (“Mr. Zhao”), a director of the Company, is a director and a shareholder.

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

14.	Payable to Jinheng Holdings and Achieve Gain

The amounts due to Jinheng Holdings and Achieve Gain represent dividend payable and the outstanding amounts payable for acquiring Jinheng BVI and Vital Glee. The amounts are interest-free, unsecured and expected to be settled within one year.

15.	Share-based compensation

The Company granted share options to employees, directors and consultants as reward for services.

Stock option plan

In November 24, 2009, the Board of Directors approved the Wonder Auto Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The exercise price of the options granted, pursuant to the 2009 Plan, must be at least equal to the fair market value of the Company’s common stock at the date of grant. The 2009 plan will terminate on November 25, 2012.

Pursuant to the 2009 Plan, the Company issued 1,674,400 options with an exercise price of $11.48 per share on November 24, 2009.  One third of the options will vest and become exercisable on each of the filing dates of the Company’s Annual Reports on Form 10-K for fiscal years 2009, 2010 and 2011, respectively, upon the achievement of certain income thresholds which are set to be $23 million for fiscal year 2009, $34.5 million for fiscal year 2010 and $42.3 million for fiscal year 2011.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

15.	Share-based compensation (Cont’d)

A summary of share option plan activity for the nine months ended September 30, 2010 is presented below :-

	Number of stock	Weighted average exercise price per stock	Weighted average remaining contractual	Aggregate intrinsic
	options	option	term in years	value (1)

Outstanding as of December 31, 2009	1,674,400	$11.48	1.6	$-
- Granted	-	-		-
- Exercised	-	-		-
- Forfeited	-	-		-
- Expired	-	-		-

Outstanding as of September 30, 2010	1,674,400	11.48	1.1	-

Exercisable as of September 30, 2010	558,133	11.48	0.1	-

Options vested or expected to vest as of September 30, 2010	558,133	$11.48	0.1	$-

(1)	No aggregate intrinsic value as the exercise price of options ($11.48) is in excess of the values of the Company’s closing stock price as of September 30, 2010 ($8.51).

The grant-date fair values of options granted for 2009, 2010 and 2011 are $3.47, $7.22 and $8.91 per share respectively. Compensation expense of $1,634,895 and $4,904,685 arising from abovementioned share options granted was recognized for three months ended September 30, 2010 and nine months ended September 30, 2010 respectively.

The fair values of the above option awards were estimated on the date of grant using theBlack-Scholes Option Valuation Model and graded vesting method together with the followingassumptions.

	2009	2010	2011

Expected volatility	80.02%	127.81%	140.72%
Expected dividends	Nil	Nil	Nil
Expected life	1.4 years	2.4 years	3.4 years
Risk-free interest rate	0.28%	0.73%	1.22%

As of September 30, 2010, there were unrecognized compensation costs of $4,862,793 relatedto the above non-vested share options which is expected to be recognized over the 1.6 years.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

16.	Commitments and contingencies

(a)	Capital commitment

As of September 30, 2010, the Company had capital commitments amounting to $2,932,841 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of September 30, 2010, the Company had no non-cancelable operating leases for its property, plant and equipment, machineries and office.

The rental expense relating to the operating leases was $Nil and $499,784 for the nine months ended September 30, 2010 and 2009 respectively.

(c)	Guarantee

During the period, the Company has acted as guarantor for bank loans amounting to approximately $18.0 million granted to two independent third parties. These third parties also provided guarantees for bank loans amounting to approximately $15.8 million granted to the Company (Note 13(d)).  None of our directors, director nominees or executive officers are involved in the normal operation of, or investing in the business of the guaranteed third parties.  All the third parties have a healthy financial position as of September 30, 2010.

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

The following table summarizes the Company’s maximum exposure as of September 30, 2010 in relation to the guarantees given to the third parties :-

Guarantee	Banking facilities date	Expiry date	Interest rate (per annum)	Loans amount	Principal repaid up to September 30, 2010	Outstanding as of September 30, 2010	Outstanding interest expense as of September 30, 2010	Interest expense from October 1, 2010 to expiry date	Estimated maximum exposure

Third party A	5.2010	4.2011	5.31%	$2,994,000	$-	$2,994,000	$26,497	$92,739	$3,113,236
Third party B	8.2010	7.2011	5.31%	4,491,000	-	4,491,000	39,745	198,727	4,729,472
	1.2010	12.2010	5.31%	3,742,500	-	3,742,500	49,682	49,682	3,841,864
	3.2010	2.2011	5.31%	4,491,000		4,491,000	19,873	99,363	4,610,236
	11.2009	10.2010	5.31%	2,245,500	-	2,245,500	19,873	9,936	2,275,309

				$17,964,000	$-	$17,964,000	$155,670	$450,447	$18,570,117

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements.  Therefore, no obligations and charges in respect of the above guarantees were recognized during the reporting periods and as of September 30, 2010.

The Company has never incurred costs to settle liabilities in relation to these guarantee agreements.  As of September 30, 2010, the Company had not accrued a liability for these guarantees because the likelihood of incurring a payment obligation in connection with these guarantees is remote.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rates of 30.6% to 45% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $3,250,625 and $2,266,795 for the nine months ended September 30, 2010 and 2009 respectively.

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

18.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of alternators, starters, rods and shafts, valves and tappets and automotive safety products and operating results of the Company and, as such, the Company has determined that the Company has four operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131) :- Alternators, starters, rods and shafts valves and tappets and automotive safety products.

	Alternators		Starters		Rods and shafts		Valves and Tappets		Automotive safety products		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$64,931,638	$53,010,493	$64,554,360	$48,357,149	$24,413,133	$14,433,097	$47,594,072	$32,788,099	$9,416,037	$-	$210,909,240	$148,588,838
Interest income	148,044	75,488	141,488	66,597	92,827	11,046	49,829	516,242	4,607	-	436,795	669,373
Interest expenses	1,858,762	1,257,505	1,716,208	1,203,520	402,314	88,077	824,715	1,070,450	199,554	-	5,001,553	3,619,552
Amortization	110,753	109,970	92,550	82,390	909,939	1,374	88,610	88,445	9,381	-	1,211,233	282,179
Depreciation	1,279,412	1,222,557	1,410,197	955,531	527,968	332,057	1,794,894	1,624,895	350,879	-	5,363,350	4,135,040
Segment profit	8,089,177	7,414,933	6,426,267	5,645,040	4,489,760	3,249,381	9,493,227	4,831,344	1,479,487	-	29,977,918	21,140,698
Expenditure for segment assets	$1,580,508	$2,162,837	$1,576,916	$1,904,149	$3,883,777	$831,898	$5,250,273	$1,308,329	$1,063,999	$-	$13,355,473	$6,207,213

	Alternators		Starters		Rods and shafts		Valves and Tappets		Automotive safety products		Total
	Three months ended		Three months ended		Three months ended		Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$22,687,922	$21,201,583	$23,029,802	$20,070,969	$9,364,046	$4,755,762	14,332,274	$12,933,290	$9,416,037	$-	$78,830,081	$58,961,604
Interest income	111,003	41,017	107,466	37,489	25,115	5,826	20,455	94,496	4,607	-	268,646	178,828
Interest expenses	890,008	405,001	860,070	457,216	139,928	27,254	258,581	203,279	199,554	-	2,348,141	1,092,750
Amortization	42,621	33,419	31,884	30,716	354,943	458	29,619	29,485	9,381	-	468,448	94,078
Depreciation	429,501	365,577	491,774	399,831	192,935	113,336	604,041	543,814	350,879	-	2,069,130	1,422,558
Segment profit	2,733,165	2,850,327	2,042,618	2,177,896	1,695,581	914,798	2,921,968	2,149,597	1,479,487	-	10,872,819	8,092,618
Expenditure for segment assets	$272,366	$959,561	$147,721	$851,950	$1,719,008	$541,006	$2,027,398	$737,103	$1,063,999	$-	$5,230,492	$3,089,620

	Alternators		Starters		Rods and shafts		Valves and Tappets		Automotive safety products		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$114,145,498	$99,396,049	$95,948,121	$90,140,219	$88,879,831	$61,480,760	$94,472,629	$71,258,841	$261,117,066	$-	$654,563,145	$322,275,869

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

18.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$78,830,081	$58,961,604	$210,909,240	$148,588,838

Total profit for reportable segments	$10,872,819	$8,092,618	$29,977,918	$21,140,698
Unallocated amounts relating to
operations :
Interest income	32,129	73	58,656	196
Equity in net (loss) income of
non-consolidated affiliates	(37,004)	-	722,754	-
Gain on disposal of a
non-consolidated affiliate	5,264,070	-	5,264,070	-
Other income	-	1,744	-	3,109
Finance costs	(872)	(412)	(1,513)	(1,277)
Amortization	(14,915)	(5,237)	(44,502)	(15,709)
Depreciation	(62,331)	(36,089)	(184,799)	(104,750)
Share-based compensation	(1,634,895)	-	(4,904,685)	-
Other general expenses	(789,050)	(195,764)	(1,770,857)	(571,510)

Income before income taxes and
noncontrolling interests	$13,629,951	$7,856,933	$29,117,042	$20,450,757

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$654,563,145	$322,275,869
Cash and cash equivalents	21,519,418	28,037,032
Other receivables	99,779	8,177,536
Deposits for acquisition of property, plant and equipment	73,239	96,863
Inventories	132,882	185,354
Intangible assets	362,232	383,719
Land use right	931,926	927,240
Property, plant and equipment	3,210,631	2,168,542

	$680,893,252	$362,252,155

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

18.	Segment information (Cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

PRC	$70,974,774	$52,654,205	$187,573,501	$132,783,338
South Korea	1,301,032	1,997,778	4,469,847	4,403,311
Brazil	2,551,018	1,509,202	6,609,562	4,873,493
Mexico	464,782	-	1,734,501	10,725
United States	3,053,248	524,373	9,562,274	2,347,994
Others	485,227	2,276,046	959,555	4,169,977

Total	$78,830,081	$58,961,604	$210,909,240	$148,588,838

19.	Related party transactions

Apart from the information as disclosed in notes 3, 9, 13 and 14 to the financial statements, the Company has entered into following transactions with its related parties :-

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Sales of air bags systems or other automotive components to :-
- Brilliance Jinbei	$1,486,954	$-	$1,486,954	$-
- Jinbei Vehicle	$12,249	$-	$12,249	$-

Purchase of raw materials from:-
- Wonder Auto Parts	$639,016	$-	$1,362,179	$-

Wonder Auto Technology, Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

20.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and have determined that, except for the transactions described below, there are no material subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

(a)
On November 3, 2010, Yearcity entered into a purchase agreement with two independent third parties pursuant to which it agreed to acquire their 65% equity interest in a company  for a total consideration of RMB25,605,100 (equivalent to approximately $3.83 million) of which RMB12,802,550 (equivalent approximately to $1.91 million) was settled in November 2010. The remaining consideration will be settled in December, 2010. This company is engaged in manufacturing and selling of engine valves for automotive business.

(b)
On November 8, 2010, Friend Birch entered into a share purchase agreement with China Wonder Limited (“China Wonder”), under which Friend Birch agreed to acquire from China Wonder its 100% equity interest in Creative Legend Group Limited, a British Virgin Islands corporation (“Creative Legend”) for a total cash consideration of RMB30 million (equivalent to approximately $4.48 million). Creative Legend, through its Chinese subsidiaries, is primarily engaged in the manufacturing of machinery equipment mainly used in automotive industry.

Since Mr. Zhao, a director and a shareholder of the Company, is an executive director and 10.4% stockholder of China Wonder, the acquisition of 100% equity interest in Creative Legend from China Wonder constituted a related party transaction and was approved by the independent members of the Company’s board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements pertaining to financial items, plans, strategies or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact, including any statement which is preceded by the word “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions. Specifically, statements in this Quarterly Report on Form 10-Q relating to the following, among other things, are forward-looking statements:

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

For all forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees and are based on our present intentions and on our present expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed below under “Item 1A. – Risk Factors” and in other reports that we file with the SEC, including without limitation our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the 2009 Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.

We assume no obligation to update any forward-looking statements publicly even if new information becomes available in the future.

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

•
“Jinzhou Jinheng” are references to Jinzhou Jinheng Automotive Safety System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinan Worldwide” are references to Jinan Worldwide Auto-Accessory Limited., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•
“Jinzhou Lide” are references to Jinzhou Jinzhou Lide Auto Shock Absorber Co., Ltd, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•	“Jinzhou Huayi” are references to Jinzhou Huayi Xuanya Technology Co., Ltd, a corporation incorporated in the People’s Republic of China and an indirect, 45% owned subsidiary of the Company;

•
“Jinbei Jinheng” are references to Shenyang Jinbei Jinheng Automotive Safety System Co. Limited, a corporation incorporated in the People’s Republic of China and an indirect, 45% owned subsidiary of the Company;

•	“SEC” are references to the United States Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are references to People’s Republic of China;

•	“RMB” are references to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States.

Overview

Wonder Auto Technology, Inc. is a Nevada holding company whose China-based operating subsidiaries are primarily engaged in business of designing, developing, manufacturing and selling automotive electric parts, automotive safety products, suspension products and engine components. Our products include alternators, starters, airbags and pretensioners, steering wheels, engine valves and tappets, and rods and shafts for use in shock absorber systems. We have been producing alternators and starters in China since 1997, and according to the China Association of Automobile Manufacturers, in 2009 we ranked second and fourth in sales revenue in the Chinese market for automobile alternators and starters, respectively. Our subsidiary Jinzhou Jinheng has been designing and developing airbags for over 10 years.  We believe that we are the largest Chinese brand airbag manufacturer in terms of sales volume in 2009 and the biggest Chinese brand pretensioner manufacturer. Our subsidiary Jinan Worldwide has been producing engine valves and tappets for over 50 years. We believe we are now one of the largest manufacturers of engine valves and tappets in China. Our subsidiary Jinzhou Wanyou is supplying rods and shafts to suspension system manufacturers worldwide. We believed that we are one of the largest independent suppliers of rods and shafts for suspension system manufacturers in the world in terms of sales volume.

Our products are used in a wide range of passenger and commercial automobiles, and we are especially focused on the fast-growing small- to-medium sized engine passenger vehicle market in China. We sell our products primarily within China to well-known domestic and international automobile original equipment manufacturers, or OEMs, engine manufacturers and automotive parts suppliers. However, we are increasingly exporting our products to international markets.

Business Segment Information

Our business operations can be categorized into four segments based on the type of products we manufacture and sell, specifically (i) alternators, (ii) starters, (iii) rods and shafts, (iv) engine valves and tappets, and (v) airbags and pretensioners.

We manufacture and sell both our alternators and starters using largely the same facilities, personnel and other resources in our subsidiary Jinzhou Halla. Rods and shafts are mainly manufactured by our subsidiary Jinzhou Wanyou. Valves and tappets are manufactured by our subsidiary Jinan Worldwide. Airbags and pretensioners are developed and manufactured by our subsidiary Jinzhou Jinheng.  Our newly acquired subsidiary Jinheng BVI (defined below) also primarily manufactures automobile airbags, safety belts and steering wheels.

Additional information regarding our products can be found at Note 17 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Third Quarter Financial Performance Highlights

Despite the overall economic slowdown in the global economy, we continued to experience strong demand for our products during the third fiscal quarter of 2010, which resulted in continued growth in our sales revenue and net income. The automobile market in China, especially the market for small-to-medium engine automobiles, continued to expand in the third quarter of 2010 due, in part, to the implementation of new PRC consumption tax regulations and the promulgation of new regulations which urge government agencies to use tax breaks and incentives and preferential oil-pricing policies to encourage consumers to buy low-emission automobiles. We were able to capitalize on these policies and the overall growth trend in our market segments during the third fiscal quarter of 2010.

The following are some financial highlights for the third quarter of 2010:

•	Sales revenue increased 33.7% year-over-year to approximately $78.8 million;
•	Gross profit rose 48.2% year-over-year to approximately $20.7 million from approximately $14.0 million;
•	Net income attributable to Wonder Auto increased 83.5% year-over-year to approximately $11.9 million;
•	EPS was approximately $0.35, representing a 45.8% increase from approximately $0.24 compared with the third quarter of 2009;
•	Non-GAAP Net income attributable to Wonder Auto increased 108.6% year-over-year to approximately $13.6 million;
•	Non-GAAP EPS was approximately $0.40, representing a 66.1% increase from approximately $0.24 in the third quarter of 2009;
•
Sales revenue in China increased approximately $18.3 million, or 34.8% year-over-year, from approximately $52.7 million in the third quarter of 2009, or increased to 90.0% of total sales revenue from 89.3% in the third quarter of 2009.

•
Sales revenue from outside the PRC increased approximately $1.5 million, or 24.5% year-over-year, from approximately $6.3 million in the third quarter of 2009 to approximately $7.9 million for the third quarter of 2010.

Our net income for the periods ended September 30, 2010 and 2009 was $11.9 million and $6.5 million, respectively. Our earnings per share for the periods ended September 30, 2010 and 2009 was $0.35 and $0.24, respectively. Our net income and earnings per share were materially impacted by non-cash share-based employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718. On November 24, 2009, we granted options to purchase a total of 1,674,400 shares of our common stock to certain officers, directors and employees with an exercise price of $11.48 per share. As a result, we incurred a non-cash share-based employee compensation of $1.6 million and $4.9 million in the three and nine months ended September 30, 2010, respectively. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the non-cash employee compensation on our net income and earnings per share. We caution readers that “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” are non-GAAP measures and do not purport to be alternatives to operating income, net income or earnings per share as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability because non-cash shared-based employee compensation does not require the use of current assets and management does not include it in its analysis of our financial results or how we allocate our resources. It is management’s intent to provide this non-GAAP financial information to enhance understanding of our GAAP financial statements and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. The non-GAAP measure of “Non-GAAP net income attributable to the company” and “Non-GAAP EPS” presented herein may be determined or calculated differently by other companies.

(all amounts in thousands of U.S. dollars)

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Wonder Auto Technology, Inc. common stockholders	11,941	6,507	24,367	17,054
Share-based compensation	1,635	-	4,905	-
Non-GAAP net income attributable to Wonder Auto Technology, Inc. common stockholders	13,575	6,507	29,272	17,054
GAAP EPS	0.35	0.24	0.72	0.63
Non-GAAP EPS	0.40	0.24	0.86	0.63

Recent Development

On July 1, 2010, we acquired 100% of the equity interests in Vital Glee Development Limited, a corporation duly formed under the laws of British Virgin Islands (“Vital Glee”), for consideration of $15 million. The consideration is contingent on whether Vital Glee can achieve minimum net income of $1.6 million in the twelve months following the acquisition date. Vital Glee holds 100% of the equity interests in Jinzhou Lide, which is a manufacturer of shock absorber systems based in China. In connection with the acquisition of Vital Glee, we acquired patents, technical know-how and customer contracts, as well as the use of rights of the trademark “Wonder” for shock absorbers. In addition as a result of our acquisition of Vital Glee, we now have direct sales channels to OEMs for shock absorbers; whereas in the past we sold shock absorbers to distributors that then resold them to OEMs.

On July 2, 2010, we appointed Mr. Qingdong Zeng as our Chief Strategy Officer.  In such position, Mr. Zeng will oversee daily operations of our accounting, research and development, legal affairs and human resource functions and assist our Chief Executive Officer in the development and implementation of our overall strategies. Mr. Zeng has been our director since June 10, 2010 and our since December 2009. He has also been the president of our subsidiary Jinzhou Wanyou Mechanical Parts Co., Ltd. since September 2006.

As previously disclosed, on July 10, 2010, our wholly-owned subsidiary Vital Glee entered into a conditional disposal agreement (the “Conditional Disposal Agreement”) with Jinheng Automotive Safety Technology Holdings Limited (“Jinheng Holdings”), under which Vital Glee agreed to acquire from Jinheng Holdings its 100% equity interest in Jinheng (BVI) Ltd., a British Virgin Islands corporation (“Jinheng BVI”) for a total cash consideration of HK $1,130 million (approximately US$145.43 million). Jinheng BVI, through its Chinese subsidiaries, is primarily engaged in the manufacturing of automobile airbags, safety belts and steering wheels. From January 18, 2010 through July 10, 2010 we had a 20.02% equity interest in Jinheng Holdings through our strategic investment in the Applaud Group Limited (the “Applaud Group”). Additionally, Mr. Qingjie Zhao, our chairman, chief executive officer and president is on the board of directors of Jinheng Holdings. We disposed of our interest in the Applaud Group on July 10, 2010.

On September 10, 2010, Vital Glee completed the acquisition of Jinheng BVI pursuant to the terms of the Conditional Disposal Agreement. Under the Conditional Disposal Agreement, Vital Glee paid HK $348 million (approximately US$44.6 million) and issued three non-interest bearing promissory notes in the respective amounts of HK $169.5 million (approximately US$21.85 million), HK $169.5 million (approximately US$21.83 million) and HK $452 million (approximately US$58.22 million) to Jinheng Holdings, which will become payable at the 30th, 90th and 180th days after September 14, 2010, respectively.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	3-Month Period Ended September 30, 2010 (Unaudited)		3-Month Period Ended September 30, 2009 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$78,830	100%	$58,962	100%
Cost of sales	58,144	73.8%	45,007	76.3%
Gross profit	20,686	26.2%	13,954	23.7%
Operating expenses
Administrative expenses (included share-based compensation of $1,478 in 2010, $- in 2009)	5,725	7.3%	2,594	4.4%
Research and development costs (included share-based compensation of $275 in 2010, $- in 2009)	1,871	2.4%	488	0.8%
Selling expenses (included share-based compensation of $65 in 2010, $- in 2009)	2,787	3.5%	2,080	3.5%
Total operating expenses	10,383	13.5%	5,162	8.8%
Income before income taxes and non-controlling interests	13,630	17.3%	7,857	13.3%
Income taxes	1,170	1.5%	940	1.6%
Net income attributable to non-controlling interests	520	0.7%	410	0.7%
Net Income attributable to Wonder Auto Technology, Inc. common stockholders	11,941	15.1%	6,507	11.0%

Sales Revenue. Our sales revenue is generated from sales of our alternator and starter products, rods and shafts, and engine valves and tappets. Sales revenue increased by approximately $19.9 million, or 33.7%, to approximately $78.8 million for the three months ended September 30, 2010, compared with approximately $59.0 million for the same period last year.  This increase was mainly due to the $9.4 million of sales revenue from the acquisition of Jinheng BVI, and partly attributable to the higher sales volume resulting from increased sales of our organic products to both new and existing customers both within and outside China and our expanded manufacturing capacity which allowed us to meet such increased demand.

Sales revenue from China increased by approximately $18.3 million, or 34.8%, to approximately $71.0 million in the third quarter of 2010, as compared to approximately $52.7 million for the same period last year. This increase was mainly attributable to the higher sales volume driven by the increased market demand for our products from both new and existing customers in the growing automobile market in China.  Sales revenue outside China increased by approximately $1.5 million, or 24.5%, to approximately $7.9 million in the third quarter of 2010, as compared to approximately $6.3 million for the same period last year. This increase was mainly attributable to the increased volume from our existing customers’ contracts worldwide as a result of greater customer acceptance of our products. Export sales accounted for approximately 10% of our total sales revenue in this quarter.

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Percent change
Components of Sales Revenue	2010	2009	2010 v. 2009
Alternator	$22,688	$21,202	7.0%
Starter	23,030	20,071	14.7%
Rod and shaft	9,364	4,756	96.9%
Engine valve and tappet	14,332	12,933	10.8%
Airbags and pretensioners	9,416	-	100%
Total sales revenue	78,830	58,962	33.7%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)

	Three Months Ended September 30,
	2010	2009
PRC	$70,975	$52,654
South Korea	1,301	1,998
Brazil	2,551	1,509
Mexico	465	-
United States	3,053	524
Others	485	2,276
Total	78,830	58,962

Sales revenue from alternators and starters was $22.7 million and $23.0 million respectively, in the three months ended September 30, 2010, as compared to $21.2 million and $20.1 million in the same quarter last year, respectively. Sales in China continue to be our major source of sales for alternators and starters. Sales revenue from sales of alternators and starters in China increased by approximately $5.8 million or 15.0% to approximately $44.4 million in the three months ended September 30, 2010 from $38.6 million in the same quarter in 2009. The increase mainly resulted from the overall growth in the automobile market in China, especially the market for mid-to-small engine automobiles.

Sales revenue from rods and shafts was $9.4 million in the three months ended September 30, 2010, an increase of $4.6 million from the same period last year. The increase was mainly due to export sales increases of approximately $3.0 million. Sales of engine valve and tappet were approximately $14.3 million in the third quarter of 2010, up $1.4 million from the same period last year. This increase was mainly attributable to an approximately $918,221 increase in domestic sales driven by increased sales volume.

Sales revenue from airbags and pretensioners was $9.4 million in the three months ended September 30, 2010.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of sales increased by approximately $13.1 million, or 29.2%, to approximately $58.1 million for the three months ended September 30, 2010 from approximately $45.0 million during the same period in 2009. This was mainly due to the consolidation of Jinheng BVI operating results, and the increase of our sales volume. As a percentage of sales revenue, the cost of sales decreased by approximately 2.5% to 73.8 % during the three months ended September 30, 2010 from 76.3 % for the same period of 2009. The percentage decrease in the third quarter of 2010 was mainly attributable to the improved gross margin on sales of our engine valves and tappets products resulting from the increased percentage of sales to the heavy duty engine sector which demands products that are usually sold at a higher per unit profit margin as compared the products used in lighter trucks and partly attributable to the improved gross margin on sales of rods and shafts.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased by approximately $6.7 million, or 48.2%, to approximately $20.7 million for the three months ended September 30, 2010, compared with approximately $14.0 million for the same period in 2009 as a result of increased sales volume driven by the strong market demand for our products.  Gross margin was 26.2% for the three-month period ended September 30, 2010, as compared to 23.7% of the same period last year.  Such increase was mainly due to the factors as discussed above.

Total Operating Expenses. Our total operating expenses increased by approximately $5.2 million, or 101.1%, to approximately $10.4 million for the three months ended September 30, 2010, as compared to approximately $5.2 million for the same period in 2009. As a percentage of sales revenue, our total expenses increased to 13.2% for the three months ended September 30, 2010, compared from 8.8% for the same period last year. The percentage increase was primarily due to the consolidation of Jinheng BVI for this quarter, and the increase of non-cash share-based compensation, and research and development expenses as discussed below.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities, and professional fees paid to third parties. Our administrative expenses increased by approximately $3.1 million, or 120.7%, to approximately $5.7 million for the three months ended September 30, 2010, from approximately $2.6 million for the same period last year. This increases were mainly due to the consolidation of the operating results of Vital Glee and Jinheng BVI for this quarter, third party professional fees paid in connection with such acquisitions, and the non-cash share-based compensation of approximately $1.6 million incurred this quarter as a result of the employee stock option grants awarded in November 2009, with the remainder being mostly due to the consolidation of Jinzhou Huayi. As a percentage of sales revenue, administrative expenses increased to 7.3% for the three months ended September 30, 2010, from 4.4% for same period last year. The increases were mainly due to the non-cash share-based compensation and the third party professional fees paid in connection with acquisitions.

Research and Development Expenses. Research and development expenses consist of amounts spent on developing new products and enhancing our existing products, and expenses of the R&D staff and support personnel. Our research and development expenses increased by approximately $1.4 million, or 283.8%, to approximately $1.9 million for the three months ended September 30, 2010, from $487,572 for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.4% for the three months ended September 30, 2010, from 0.8% for the same period last year. The increases were mainly due to the increased expenses associated with development of alternative energy vehicle components, with highly integrated automotive safety technology.

Selling Expenses. Selling expenses include the cost of salaries and fringe benefits of sales personnel, provision for products warranties, freight, warehouse expenses, advertising and promotional materials, sales commissions and other sales related costs. Our selling expenses increased by approximately $706,287, or 33.9%, to approximately $2.8 million for the three months ended September 30, 2010, from approximately $2.1 million for the same period last year. As a percentage of sales revenue, selling expenses remained stable at 3.5% for three months ended September 30, 2010 and 2009. The increases were mainly due to increased freight costs resulting from increased sales volume, as well as increased salary costs due to additional hires, higher commission costs due to increased sales and costs associated with advertising and promotional activities as discussed above, with the remainder being mostly due to the non-cash share-based compensation of $65,419 as a result of the employee stock option grants made in November 2009.

Net finance costs. Net finance costs include interest income, interest expenses, bill discounting charges and net exchange (gain) loss. Our net finance costs increased by $1.3 million, or 88.8% to $2.8 million for the three months ended on September 30, 2010 from $1.5 million for the same period last year. The increase of net finance costs was mainly due to increases in bills discounting charges of $920,250 and increases in interest expenses of $335,141 as compared to the same period last year.

Gain on disposal of Applaud. On July 10, 2010, we disposed of our investment in the Applaud Group for a total consideration of approximately $20.9 million which was determined by the current stock price of the Applaud Group as quoted on the Hong Kong Stock Exchange, and recorded a gain on disposal of a non-consolidated affiliate of approximately $5.3 million for the third quarter of 2010.

Income before Income Taxes and Non-controlling Interests. Income before income taxes and non-controlling interests increased by approximately $5.8 million or 73.5%, to approximately $13.6 million during the three months ended September 30, 2010 from approximately $7.9 million during the same period in 2009.  Income before income taxes as a percentage of sales revenue increased to 17.3% during the three months ended September 30, 2010, as compared to 13.3% for the same period last year due to the factors described above.

Income taxes. Our income taxes increased by $230,067, or 24.5%, to approximately $1.2 million for the three months ended September 30, 2010 from $939,622 for the same period last year due to our increased sales. Our effective income tax rate was approximately 8.6% for the third quarter in 2010, as compared to 12.0% for the same period last year.  Our income tax rate declined in part because under British Virgin Islands law we were not required to pay taxes on the $5.3 million gain on our disposal of the Applaud Group.

Net Income attributable to Non-controlling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to non-controlling interests increased by $109,446, or 26.7% to $519,736 for the third quarter in 2010 from $410,290 for the same period last year, reflecting the net income attributable to non-controlling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua, Jinzhou Karham, Jinzhou Huayi and Jinbei Jinheng.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $5.4 million, or 83.5%, to approximately $11.9 million during the three months ended September 30, 2010 from approximately $6.5 million during the same period last year, as a result of the factors described above.

Nine Months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009
The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages, in thousands of U.S. dollars)

Item	9-Month Period Ended September 30, 2010 (Unaudited)		9-Month Period Ended September 30, 2009 (Unaudited)
	In thousands	As a percentage of sales revenue	In thousands	As a percentage of sales revenue
Sales revenue	$210,909	100.0%	$148,589	100.0%
Cost of sales	157,446	74.7%	112,321	75.6%
Gross profit	53,464	25.3%	36,268	24.4%
Operating expenses
Administrative expenses (included share-based compensation of 4,433 in 2010, $- in 2009)	15,744	7.5%	7,662	5.2%
Research and development costs (included share-based compensation of 275 in 2010, $- in 2009)	4,760	2.3%	1,408	0.9%
Selling expenses (included share-based compensation of 196 in 2010, $- in 2009)	7,241	3.4%	4,812	3.2%
Total operating expenses	27,744	13.2%	13,882	9.3%
Income before income taxes and non-controlling interests	29,117	13.8%	20,451	13.8%
Income taxes	3,765	1.8%	2,493	1.7%
Net income attributable to non-controlling interests	985	0.5%	904	0.6%
Net Income attributable to Wonder Auto Technology, Inc. common stockholders	24,367	11.6%	17,054	11.5%

Sales Revenue. Sales revenue increased by approximately $62.3 million, or 41.9%, to approximately $210.9 million for the nine months ended September 30, 2010, compared with approximately $148.6 million for the same period last year. This increase was mainly attributable to the higher sales volumes resulting from increased sales of our organic products to both new and existing customers both within and outside China and our expanded manufacturing capacity which allowed us to meet such increased demand, with the remainder being attributable to the $9.4 million of sales revenue from acquisition of Jinheng BVI.

Sales revenue from China increased by approximately $54.8 million, or 41.3%, to approximately $187.6 million in the nine months ended September 30, 2010, as compared to approximately $132.8 million for the same period last year. Sales revenue outside China increased by approximately $7.5 million, or 47.6%, to approximately $23.3 million in the nine months ended September 30, 2010, compared with approximately $15.8 million for the same period last year.

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)
	Nine Months Ended September 30,		Percent change
Components of Sales Revenue	2010	2009	2010 v. 2009
Alternator	$64,932	$53,010	22.5%
Starter	64,554	48,357	33.5%
Rod and shaft	24,413	14,433	69.1%
Engine valve and tappet	47,594	32,788	45.2%
Airbag and pretensioner	9,416	-	100%
Total sales revenue	210,909	148,589	41.9%

Revenue By Geographic Areas
(all amounts in thousands of U.S. dollars)
	Nine Months Ended September 30,
	2010	2009
PRC	$187,574	$132,783
South Korea	4,470	4,403
Brazil	6,610	4,873
Mexico	1,735	11
United States	9,562	2,348
Others	960	4,170
Total	210,909	148,589

Sales revenue from alternators and starters was $64.9 million and $64.6 million respectively, in the nine months ended September 30, 2010, as compared to $53.0 million and $48.4 million in the same period last year, respectively. Sales in China continue to be our major source of sales for alternators and starters. Sales revenue from sales of alternators and starter in China increased by approximately $28.1 million or 29.4% to approximately $123.6 million in the nine months ended September 30, 2010 from $95.5 million of the same period in 2009. The increase mainly resulted from more demands for alternators and starters for mid-to-small sized engine vehicles.

Sales revenue from rods and shafts was $24.4 million in the nine months ended September 30, 2010, an increase of $10.0 million from the same period last year. The increases in and outside China were approximately $6.1 million and $3.9 million respectively. Sales of engine valve and tappet were approximately $47.6 million in the nine months ended September 30, 2010, up $14.8 million from the same period last year. The increases in and outside China were approximately $12.1 million and $2.8 million respectively.

Cost of Sales. Our cost of sales increased by approximately $45.1 million, or 40.2%, to approximately $157.4 million for the nine months ended September 30, 2010 from approximately $112.3 million during the same period in 2009.  This increase was mainly due to the increase of our sales volume, and partly to the consolidation of operating results of Jinheng BVI. As a percentage of sales revenue, the cost of sales decreased slightly by approximately 0.9% to 74.7% during the nine months ended September 30, 2010 from 75.6% for the same period of 2009.

Gross Profit. Our gross profit increased by approximately $17.2 million, or 47.4%, to approximately $53.5 million for the nine months ended September 30, 2010, compared with approximately $36.3 million for the same period in 2009.  Gross margin was 25.3% for the nine-month period ended September 30, 2010, as compared to 24.4% of the same period last year.  Gross margin for our engine valves and tappets increased for the nine months ended September 30, 2010 due to the fact that during this period, we sold more engine valves and tappets used in heavy trucks which generally have higher margins than those used in lighter trucks. The increase in gross margin for our engine valves and tappets was offset by a decrease in gross margin for our alternator and starter products. For this period, more of our sales revenue was derived from sales of alternators and starters used in engines with mid-to-small displacement, which generally have a lower per unit profit margin than our alternators and starters made for engines with larger displacement.

Total Operating Expenses. Our total operating expenses increased by approximately $13.9 million, or 99.9%, to approximately $27.8 million for the nine months ended September 30, 2010, as compared to approximately $13.9 million for the same period in 2009. As a percentage of sales revenue, our total expenses increased to 13.2% for the nine months ended September 30, 2010, compared from 9.3% for the same period last year. The percentage increase was primarily attributable to the facts as discussed below.

Administrative Expenses.  Our administrative expenses increased by approximately $8.1 million, or 105.5%, to approximately $15.7 million for the nine months ended September 30, 2010, from approximately $7.7 million for the same period last year. The increases in amount were mainly due to the non-cash stock-based compensation of approximately of $4.4 million incurred in the nine months ended September 30, 2010 as a result of the employee stock option grants made in November 2009, with the remainder being mostly due to the consolidation of operating results of Vital Glee, Jinheng BVI, and Jinzhou Huayi, and the increased professional fees related to our acquisitions. As a percentage of sales revenue, administrative expenses increased to 7.5% for the nine months ended September 30, 2010, from 5.2% for same period last year. The increases in percentage were mainly due to the non-cash stock based compensation and the increase in professional fees paid to the third parties.

Research and Development Expenses.  Our research and development expenses increased by $3.4 million, or 237.9%, to approximately $4.8 million for the nine months ended September 30, 2010, from $1.4 million for the same period last year. As a percentage of sales revenue, research and development expenses increased to 2.3% for the nine months ended September 30, 2010, from 0.9% for the same period last year. The increases were mainly due to the increased expenses associated with development of alternative energy vehicle components, with highly integrated safety technology.

Selling Expenses.  Our selling expenses increased by approximately $2.4 million, or 50.5%, to approximately $7.2 million for the nine months ended September 30, 2010, from approximately $4.8 million for the same period last year. As a percentage of sales revenue, selling expenses increased to 3.4% for the nine months ended September 30, 2010, from 3.2% for the same period last year. The increases were mainly due to increased freight costs resulting from increased sales volume, as well as increased salary costs due to additional hires, higher commission costs due to increased sales and costs associated with advertising and promotional activities, with the remainder being mostly due to the non-cash share-based compensation of $196,257 as a result of the employee stock option grants made in November 2009.

Net finance costs. Our net finance cost increased by $997,719, or 28.4% to $4.5 million for the nine months ended September 30, 2010 from $3.5 million for the same period last year. The increases in net finance costs were mainly due to increases in bills discounting charges of $708,467 and increases in interest expenses of $673,534, which was offset by the net exchange gain of $364,003.

Gain on disposal of Applaud. On July 10, 2010, we disposed of our investment in the Applaud Group for a total consideration of approximately $20.9 million, and recorded a gain on disposal of a non-consolidated affiliate of approximately $5.3 million for the third quarter 2010.

Income before Income Taxes and Non-controlling Interests. Income before income taxes and non-controlling interests increased by approximately $8.7 million or 42.4%, to approximately $29.1 million during the nine months ended September 30, 2010 from approximately $20.5 million during the same period in 2009.  Income before income taxes as a percentage of sales revenue remained stable at 13.8% for the nine months ended September 30, 2010 and 2009, due to the factors described above.

Income taxes. Our income taxes increased by approximately $1.3 million, or 51.0%, to approximately $3.8 million for the nine months ended September 30, 2010 from $2.5 million for the same period last year. Our effective income tax rate was approximately 12.9% for the nine months ended September 30, 2010, as compared to 12.2% for the same period last year.

Net Income attributable to Non-controlling Interests. Our financial statements reflect an adjustment to our consolidated group net income, and our net income attributable to non-controlling interests increased $80,896, or 9.0% to $984,809 for the nine months ended September 30, 2010 from $903,823 for the same period last year, reflecting the net income attributable to non-controlling interests held by third parties in Jinzhou Dong Woo, Jinzhou Hanhua, Jinzhou Karham, Jinzhou Huayi, and Jinbei Jinheng.

Net Income attributable to Wonder Auto Technology, Inc. common stockholders. Our net income attributable to Wonder Auto Technology, Inc. common stockholders increased by approximately $7.3 million, or 42.9%, to approximately $24.4 million during the nine months ended September 30, 2010 from approximately $17.1 million during the same period last year, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $60.6 million and restricted cash of $33.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine Months Ended
	September 30,
	2010	2009

Net cash (used in) provided by operating activities	$5,402	$11,113
Net cash (used in) investing activities	$(47,179)	$(12,272)
Net cash (used in) provided by financing activities	$19,057	$14,357
Effect of foreign currency translation on cash and cash equivalents	$889	$63
Net cash flow	$(21,830)	$13,261

Operating Activities:

Net cash provided by operating activities was approximately $5.4 million for the nine-month period ended September 30, 2010 compared to approximately $11.1 million of net cash provided by operating activities for the same period in 2009. The primary reasons for the decrease in cash provided by operating activities for the nine months ended September 30, 2010 as compared to the same period last year were: (1) other receivables, prepayments and deposits decreased to approximately negative $8.5 million for the nine months ended September 30, 2010, as compared approximately $1.7 million for the same period last year and (2) trade payables decreased to approximately negative $1.2 million for the nine months ended September 30, 2010, as compared to approximately $9.0 million for the same period last year.

Investing Activities:

Our main uses of cash for investing activities during the nine months ended September 30, 2010 were for the acquisition of property, plant and equipment and the acquisition of Jinheng BVI.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $47.2 million as compared to approximately $12.3 million in the same period in 2009. The increase in the net cash used in investing activities was mainly due to the approximately $40.9 million used in the acquisition of Jinheng BVI.

Financing Activities:

Our financing activities include new bank loans, repayment of bank loans, settlement of bills payable, and pledges of restricted cash for issuing bills payable.

Net cash provided by financing activities was approximately $19.1 million for the nine months ended September 30, 2010 as compared to $14.4 million of net cash provided by financing activities for same period in 2009. The increase in net cash provided by financing activities were mainly due to: (1) the increase in bills payable to approximately $42.3 million for the nine months ended September 30, 2010, as compared to approximately negative $1.4 million for the same period of last year and (2) the increase in proceeds from secured borrowings to approximately $88.1 million for the nine months ended September 30, 2010, as compared to approximately $64.2 million for the same period last year.

Our debt-to-equity ratio was 58.2% as of September 30, 2010. We plan to maintain our debt-to-equity ratio below 60%, increase long-term loans, and decrease short-term loans.

As of September 30, 2010, the amount, maturity date and term of each of our bank loans are as follows.

 (All amounts in millions of U.S. dollars)

	Amounts	Maturity Date	Term
Bank of China*	$4.5	November 26, 2010	1 year
Bank of China*	3.0	August 15, 2011	1 year
Bank of China*†	8.8	June 28, 2014	5 years
Bank of China*	1.5	May 23, 2011	1 year
Bank of China*	3.0	June 6, 2011	1 year
Bank of China*†	4.2	December 29, 2014	5 years
Bank of China*†	1.8	December 29, 2014	5 year
Bank of China*	0.6	October 21, 2010	3 months
Bank of China*	0.8	October 14, 2010	6 months
Bank of China*	1.5	October 18, 2010	6 months
Bank of China*	1.5	October 25, 2010	6 months
Bank of China*	0.8	December 10, 2010	6 months
Bank of China*	1.6	January 4, 2011	6 months
Bank of China*	1.6	February 14, 2011	6 months
Bank of China*†	1.3	October 8, 2014	5 year
Bank of China*†	1.7	November 18, 2012	2 year
China CITIC Bank*	3.0	October 21, 2010	1 year
China construction Bank*	2.7	Otocber 10,2010	1 year
China construction Bank*	1.5	January 31, 2011	1 year
China construction Bank*	6.0	April 12, 2011	1 year
China construction Bank*	2.5	September 28, 2011	1 year
DEG - Deutsche Investitions und Entwicklungsgesellschaft MBH **	8.3	October 15, 2013	7 years
Bank of Jinan *	4.5	May 28, 2011	1 year
China CITIC Bank*	0.9	June 11, 2011	1 year
Huaxia Bank*	3.0	June 28, 2011	1 year
Huaxia Bank*	3.0	August 1, 2011	1years
SZD Bank*	3.7	March 17, 2010	1 year
Huaxia Bank*	4.5	March 31, 2011	1 year
Huaxia Bank*	1.5	January 27, 2011	1 year
Jinan Changqing*	1.0	August 17, 2017	6 years
Bank of Jinzhou*	1.5	November 8, 2011	1 year
Bank of Jinzhou*	2.2	March 14, 2011	1 year
Bank of Jinzhou*	3.0	March 17, 2011	1 year
Bank of Jinzhou*	0.9	December 3, 2010	1 year
Bank of Jinzhou*	1.5	May 27, 2011	1 year
Bank of Jinzhou*	6.0	May 30, 2011	1 year
Bank of Jinzhou*	4.5	September 24, 2011	1 year
Bank of Jinzhou*	1.5	November 8, 2011	1 year
Bank of Jinzhou*	1.5	November 8, 2011	1 year
Bank of Jilin*	3.0	March 17, 2011	1 year
China Merchants Bank	1.5	February 3, 2011	1 year
Shenyang Electricity Co.,Ltd.	2.2	March 14, 2011	1 year
Bank of Communications*	25.8	December 10, 2011	1 year
Total	139.3

* The loans are denominated in RMB, we used the exchange rate of $1 = RMB6.7613
** The loans are denominated in Euro, we used the exchange rate of 1 Euro = RMB9.1174 and repayment in semi-annual installment.
† Repayment in annual installment.

We repaid several bank loans in the total amount of approximately $30.0 million in the third quarter of 2010. We plan to replace these loans with new bank loans in approximately the same aggregate amounts. We have established strategic cooperation relationships with two major banks in China, each of which has agreed to provide us with long-term loans in the total amount of no more than 50% of the total considerations for our acquisitions within the automobile industry. We believe that our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referenced above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contract

Below is a table setting forth our contractual obligations as of September 30, 2010:

(All amounts in thousands of U.S. dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$27,130	$6,251	$14,841	$5,340	$698
Capital commitment	2,933	2,933	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Total	$30,063	$9,184	$14,841	$5,340	$698

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

Recently issued accounting pronouncement

See Note 4, Summary of significant accounting policies, for a discussion of recently issued accounting pronouncements applicable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010, would decrease net income before provision for income taxes by approximately $1.4 million for the twelve months ended September 30, 2010.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar, but has been permitted to fluctuate within a narrow and managed band with reference to a portfolio of currencies. Additionally, the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, but the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Qingjie Zhao, our President and Chief Executive Officer, and Meirong Yuan, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The continuation or intensification of the recent global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers and our potential sources of capital financing. Our automotive parts are primarily sold to automakers, engine manufacturers and auto parts suppliers. The recent global economic crisis harmed most industries and has been particularly detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive or impossible altogether. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business. These conditions have not presently impaired our ability to access credit markets and finance our operations. However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of the financing, is unclear. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

A contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity and on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. The global automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term. While the China automotive sales and production maintained modest growth momentum in 2008 and continued to grow in 2009 and thus far in 2010, the growth rate was down from previous years. A contraction in automotive sales and production could harm our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences which could pressure their results of operations and liquidity. Depending on an individual supplier’s financial condition and access to capital, its viability could be challenged which could impact its ability to perform as we expect and consequently our ability to meet our own commitments.

Escalating pricing pressures from our customers may adversely affect our business.

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Many vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations. Even though our business increasingly has included more international sales, we derive most of our sales revenue from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the automotive industry, especially in China. Although China’s automotive industry has grown rapidly in the past, it may not continue to grow at the same growth rate or at all in the future. However, the developments in our industry are, to a large extent, outside of our control and any reduced demand for automotive parts products and services, any other downturn or other adverse changes in China’s automotive industry could severely harm our business.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash and cash flows from operations are sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Given the current global economic crisis, financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand the products we offer to our existing target customer base, lower our costs for raw materials and components and capitalize on opportunities to expand into new markets. We recently acquired controlling interests in several complementary businesses, including Friend Birch Limited and its subsidiaries and Jinheng BVI which we expect to contribute to our future growth. In the future, we may be unable to identify other suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. We are currently in the process of integrating our operations with the operations of recently acquired companies. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	successfully commercializing our strategic investments;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities;

•	potential liabilities as a result of assumption of liabilities of acquired companies; and

•	dilution to our earnings per share if we issue common stock in any acquisition.

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

We may not be able to realize the potential financial or strategic benefits of strategic acquisitions or investments, which could hurt our ability to grow our business and harm our financial condition.

As part of our growth strategy, we will continue to explore and make strategic investments in businesses that are complementary or additive to our core business and product offerings.  For instance, on September 10, 2010, through our subsidiary Vital Glee, we acquired Jinheng BVI, which manufactures airbag safety devices for automobiles.  We expect to utilize Jinheng BVI to further strengthen and broaden our research and development expertise, expand customer base and improve value-added services. However, the success of the acquisition depends on various factors over which we may have limited or no control. Mergers and acquisitions and strategic investments are inherently subject to significant risks. For instance, the commercial aspects and goals of our acquisition may not materialize as desired or yield the commercial benefits sought.  Moreover, regardless of whether the commercial aspects and goals of the acquisition prove to be positive, an acquisition of or a strategic investment in another company comes with the typical investment risks, such as the partial or total loss of investment in the worst case.  Our inability to pinpoint and make favorable strategic investments, from both a commercial and investment perspective and our inability to effectively manage the associated risks could materially and adversely affect our business, financial condition and results of operations. In the case of Jinheng BVI, it may decline in value and/or may not meet our desired objectives. If we do not successfully manage the risks associated with this and other acquisitions and strategic investments, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to comply with covenants in our loan agreements, our lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

In connection with loans made to us by several commercial lenders, we have entered into loan agreements which impose upon us certain financial and operating covenants. The financial covenants require us to satisfy certain financial metrics and maintain financial ratios deemed appropriate by our lenders. The operating covenants often require us to take certain actions, such as keeping current on our debt payments, delivering reports to our lenders and so forth, or refraining from taking actions without the lender’s consent or at all, such as incurring additional debt, making capital expenditures, paying dividends or distributions or acquiring other businesses or assets. Even though we strive to comply with our covenants, we have failed in the past, and may fail in the future, to do so and our lenders may notify us of such non-compliance and seek to accelerate a loan or exercise other remedies. For instance, under our loan agreement with DEG - Deutsche Investitions - und Entwicklungsgesellschaft mbH, or DEG, dated November 24, 2006, we agreed not to make certain acquisitions without prior consent of DEG. For some of our recent acquisitions, we did not obtain prior approval from DEG, but instead have subsequently informed DEG about the acquisitions. We have not received from DEG any written notice of non-compliance or breach as we believe our subsequent notices have remedied any problems. However, we cannot assure you that DEG will not, in the future, send a notice of breach to us and require acceleration of the loan, in which case we currently believe we have adequate cash to meet the payment obligation. If, in the future, we fail to comply with our loan agreement covenants, and we receive a notice of non-compliance or default, we will attempt to cure any non-compliance and/or negotiate appropriate waivers with our lenders. If we cannot cure any non-compliance or obtain a waiver, our lenders may declare us to be in default, which would give them the right to accelerate our outstanding indebtedness. If any larger amount of our indebtedness is accelerated as a result of a default, we may be forced to repay our loans earlier than expected, which would have a material adverse effect on our business, liquidity and financial condition.

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We manufacture or assemble our products primarily at our facilities in Jinzhou and Jinan, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw material and component sourcing from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels. In addition, we may encounter interruption in our manufacturing processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production or reduction in production capabilities at our facilities could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

Part of our strategy involves the development of new products, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.

We plan to utilize our in-house research and development capabilities to develop new products that could become new sources of sales revenue for us in the future and help us to diversify our revenue base. For example, we acquired the research and development center owned by Friend Birch Limited which is focused on developing new technology for rods and shafts. Our future research and development efforts will continue to be focused on expanding our product offerings beyond our current products into other similar products and components for different applications, such as hub motors for electric bicycles and electric vehicles. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at expected growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

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

We have not registered and do not own the logo . Wonder Auto Group Limited, a Hong Kong company controlled by Mr. Qingjie Zhao, our chairman, chief executive officer and president that is now dormant, has registered the “” trademark in Hong Kong. Jinzhou Wonder Auto Suspension System Co., Ltd. has registered the trademarks “” and “” in China. We have not been able to register the logo in China because it is similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. An independent third party entity has registered the “Jinzhou Halla” trademark in China. We currently do not sell any products or services using the marks similar to the trademarks registered by Jinzhou Wonder Auto Suspension System Co., Ltd. or the “Jinzhou Halla” trademarks. We have entered into an agreement with Jinzhou Wonder Auto Suspension System Co., Ltd. Under this agreement, Jinzhou Wonder Auto Suspension System Co., Ltd. has agreed not to bring any legal action against us for using the mark “” in China. However, we cannot assure you that no action will be brought against us based on our use of “”.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Qingjie Zhao, our chairman, chief executive officer and president, Meirong Yuan, our director, chief financial officer and treasurer, Yuncong Ma, our chief operating officer, Qingdong Zeng, our Chief Strategy Officer and director, Seuk Jun Kim, our vice president of new product development, Yuguo Zhao, our vice president of sales and marketing and Yongdong Liu, our vice president of production. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position or if we are not able to attract and retain skilled employees as needed, our business could suffer. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations.

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

Mr. Qingjie Zhao, our chairman, chief executive officer and president, owns 10.4% of China Wonder Limited, a company listed on the Alternative Investment Market of the London Stock Exchange, which is principally engaged in the manufacture and sale of specialty packaging machinery to the PRC pharmaceutical market. He also serves as an executive director of Jinheng Holdings, a company listed on the Hong Kong Stock Exchange in which we had a 20.02% indirect ownership and from which our subsidiary, Vital Glee, purchased Jinheng BVI. In addition, Mr. Zhao serves as the chairman of Jinzhou Wonder Alternative Energy Automobile Technology Co., Ltd., which is principally engaged in the research and manufacture of electrical vehicles, Jinzhou Qingjie Electrical Power Technology Co., Ltd., which has no current operations but will engage in the battery business, and Jinzhou Wonder Packing Machinery Co., Ltd., which is principally engaged in pharmaceutical packaging. Mr. Zhao devotes most of his business time to our affairs and the remainder of his business time to the affairs of other companies. Mr. Zhao’s decision-making responsibilities for these companies are similar in the areas of public relations, management of human resources, risk management and strategic planning. Also, we may enter into agreement with these parties to sell or buy goods and services to or from them. As a result, conflicts of interest may arise from time to time. We will attempt to resolve any such conflicts of interest in our favor. Additionally, even though Mr. Zhao is accountable to us and our stockholders as a fiduciary, which requires that he exercise good faith and due care in handling our affairs, his existing responsibilities to other entities may limit the amount of time he can spend on our affairs.

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

Furthermore, under the shipping terms of some of our customer contracts, we bear the risk of loss in shipment of our products. We do not insure this risk. While we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment, but there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar, but is permitted to fluctuate within a narrow and managed band with reference to a portfolio of currencies. Additionally, the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, but the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers are growing, we are increasingly subject to the risk of foreign currency depreciation.

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

On August 8, 2006, six Chinese regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006, or the M&A Regulations. The M&A Regulations, among other things, govern the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulations will require the Chinese parties to make a series of applications and supplemental applications to government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The M&A Regulations allow Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of an acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Regulations may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under the M&A Regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the M&A Regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that the structure of any of our acquisitions does not comply with these regulations, then we may also be subject to fines and penalties.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation for a non-Chinese enterprise or group of controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are resident in China.  A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

Our common stock has a relatively low average daily volume. Reported average daily trading volume in our common stock for the three month period ended November 1, 2010, was approximately 0.5 million shares. Without a significantly larger average trading volume, our common stock will be less liquid than the common stock of companies with higher trading volume, as a result, the trading prices for our common stock may be more volatile.

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

Our Articles of Incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire us or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2010, we made no unregistered sales of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBITS.

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914.

3.2	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 13, 2006.

3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to appendix A to the Company’s definitive information statement on Schedule 14C filed on July 31, 2006.

3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on July 9, 2007.

10.1	Employment Contract, dated July 2, 2010, by and between the Company and Qingdong Zeng. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2010.

10.2
English Summary of the conditional sale and purchase agreement, dated July 10, 2010, by and among Wonder Auto Limited, Yearcity Limited and Jin Ying Limited. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.3
English Summary of the conditional disposal agreement, dated July 10, 2010, by and among Vital Glee Development Limited and Jinheng Automotive Safety Technology Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.4
English Summary of the trademark license agreement, dated July 10, 2010, by and between Jinheng Automotive Electronic (Hong Kong) Limited and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.5
English Summary of the supply agreement, dated July 10, 2010, by and between Beijing Jinheng Great Idea Automotive Electronic Systems Co., Ltd. and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.6
English Summary of the supply agreement, dated July 10, 2010, by and between Shanxi Winner Auto-Parts Limited and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on July 13, 2010.

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

DATED: November 9, 2010

WONDER AUTO TECHNOLOGY, INC.

/s/ Meirong Yuan
Meirong Yuan
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada. Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed on December 11, 2001 in commission file number 333-74914.

3.2	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 13, 2006.

3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to appendix A to the Company’s definitive information statement on Schedule 14C filed on July 31, 2006.

3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on July 9, 2007.

10.1	Employment Contract, dated July 2, 2010, by and between the Company and Qingdong Zeng. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2010.

10.2
English Summary of the conditional sale and purchase agreement, dated July 10, 2010, by and among Wonder Auto Limited, Yearcity Limited and Jin Ying Limited. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.3
English Summary of the conditional disposal agreement, dated July 10, 2010, by and among Vital Glee Development Limited and Jinheng Automotive Safety Technology Holdings Limited. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.4
English Summary of the trademark license agreement, dated July 10, 2010, by and between Jinheng Automotive Electronic (Hong Kong) Limited and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.5
English Summary of the supply agreement, dated July 10, 2010, by and between Beijing Jinheng Great Idea Automotive Electronic Systems Co., Ltd. and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on July 13, 2010.

10.6
English Summary of the supply agreement, dated July 10, 2010, by and between Shanxi Winner Auto-Parts Limited and Jinzhou Jinheng Automobile Safety System Co., Ltd. Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on July 13, 2010.

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